Form 10QSB
period 2001-03-31
FIRST CYPRESS TECHNOLOGIES INC
filed 2001-06-13
CIK 1108943

                         UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                     Washington, DC 20549

                          FORM 10-QSB

[X]   Quarterly Report pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934

      For the quarterly period ended March 31, 2001

[ ]   Transition Report pursuant to 13 or 15(d) of the
      Securities Exchange Act of 1934

      For the transition period                to
                                ---------------



      Commission File Number		333-36942

                 FIRST CYPRESS TECHNOLOGIES, INC.
 -----------------------------------------------------------------
 (Exact name of small Business Issuer as specified in its charter)

Nevada                                   98-0218688
------                                   ----------
(State or other jurisdiction of          (IRS Employer Identification No.)
incorporation or organization)


Suite 910, 510 Burrard Street
Vancouver, British Columbia              V6C 3A8
-----------------------------            -------
(Address of principal executive offices) (Zip Code)

Issuer's telephone number, including area code:	604-817-1441

                               None
       ----------------------------------------------------
       (Former name, former address and former fiscal year,
                  if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ ] Yes [X] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
7,057,500 Shares of $.001 par value Common Stock outstanding as of April 27, 2001.

                   PART 1 - FINANCIAL INFORMATION

Item 1.      Financial Statements


The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles.
 In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that can be expected for the year ending December 31, 2001.

============================================================================
                                            First Cypress Technologies, Inc.
                                               (A Development Stage Company)
                                                              Balance Sheets
                                                   (Expressed in US Dollars)




                                                   March 31      December 31
                                                       2001             2000
----------------------------------------------------------------------------
                                                 (Unaudited)


Assets

Current
  Cash                                           $       400     $       427
============================================================================

Liabilities and Shareholders' Equity

Current
  Accounts payable and accrued liabilities       $    37,000     $    40,622

Due to related party                                  80,579          70,449
                                                 ---------------------------
                                                     117,579         111,071

Share Capital and Deficit
  Share capital
    Authorized - 25,000,000 common shares with
      par value $0.001
    Issued and fully paid -
      5,729,000 common shares                          7,058           7,058
    Additional paid-in capital                        24,592          24,592
      Deficit accumulated during
        the development stage                       (148,829)       (142,294)
                                                 ---------------------------
                                                    (117,179)       (110,644)
                                                 ---------------------------
                                                 $       400     $       427
============================================================================

See the accompanying notes to these interim financial statements.

============================================================================
                                            First Cypress Technologies, Inc.
                                               (A Development Stage Company)
                        Interim Statement of Changes in Shareholders' Equity
                                                   (Expressed in US Dollars)
                                                                 (Unaudited)



                     Number                              Total
                       of     Per   Carry- Additional   Accumu-   Share-
                     Common  share  ing    Paid in      lated     holder's
                     Shares  price  Value  Capital      Deficit   Equity
----------------------------------------------------------------------------
Incorporation,
  September 14,
  1999            5,000,000 $0.001 $ 5,000 $        -   $       - $    5,000

Sale of common
  shares,
  November 15,
  1999            1,990,000 $0.010   1,990     17,910           -     19,900

Sale of common
  shares,
  December 31,
  1999               67,500 $0.100      68      6,682           -      6,750

Net loss to
  December 31,
  1999                    -              -          -     (33,298)   (33,298)
                  ----------------------------------------------------------
Balance,
  December 31,
  1999            7,057,500          7,058     24,592     (33,298)    (1,648)

Net loss to
  December 31,
  2000                    -              -          -    (108,996)  (108,996)
                  ----------------------------------------------------------
Balance,
  December 31,
  2000            7,057,500          7,058     24,592    (142,294)  (110,644)

Net loss to
  March 31, 2001          -              -          -      (6,535)    (6,535)
                  ----------------------------------------------------------
Balance, March
  31, 2001        7,057,500        $ 7,058 $   24,592   $(148,829)$ (117,179)
                  ==========================================================

See the accompanying notes to these interim financial statements.

============================================================================
                                            First Cypress Technologies, Inc.
                                               (A Development Stage Company)
                                             Interim Statement of Operations
                                                   (Expressed in US Dollars)
                                                                 (Unaudited)



                                          For the      For the   Period from
                                            three        three      April 5,
                                           months       months  2000 (incep-
                                            ended        ended      tion) to
For the three months                    March 31,    March 31,     March 31,
  ended March 31                             2001         2001          2001
----------------------------------------------------------------------------

Expenses
  Interest                            $     1,410  $         -   $     4,547
  Management fees                           3,000            -         4,000
  Office and administration                    42                      1,283
  Professional fees                           583       45,500       116,499
  Rent                                      1,500            -         7,500
  Software development                          -        2,782        15,000
                                      --------------------------------------
Net loss for the period               $    (6,535) $   (48,282)  $  (148,829)
============================================================================
Basic loss per share -
  Basic and diluted                   $    (0.001) $    (0.006)  $     (0.02)
============================================================================

Weighted average shares outstanding     7,057,700    7,057,000     6,825,816
============================================================================

See the accompanying notes to these interim financial statements.

============================================================================
                                            First Cypress Technologies, Inc.
                                               (A Development Stage Company)
                                             Interim Statement of Cash Flows
                                                   (Expresses in US Dollars)
                                                                 (Unaudited)


                                          For the      For the   Period from
                                            three        three      April 5,
                                           months       months  2000 (incep-
                                            ended        ended      tion) to
For the three months                    March 31,    March 31,     March 31,
  ended March 31                             2001         2001          2001
----------------------------------------------------------------------------

Cash flows from operating activities
  Net loss for the period            $     (6,535) $   (48,282) $  (148,829)

Changes in assets and liabilities
  Accounts payable and accrued
    liabilities                            (3,622)      14,885       37,000
                                     --------------------------------------
                                          (10,157)     (33,397)    (111,829)
                                     --------------------------------------
Cash flows from financing activities
  Increase in amounts due to related
    party                                  10,130       22,500       80,579
  Proceeds from issuance of share
    capital                                     -            -       31,650

                                           10,130       22,500      112,229
Increase is cash during the period            (27)     (10,897)         400
Cash, beginning of period                     427       15,352            -
                                     --------------------------------------
Cash, end of period                  $        400  $     4,455  $       400
===========================================================================

See the accompanying notes to these interim financial statements.

============================================================================
                                            First Cypress Technologies, Inc.
                                               (A Development Stage Company)
                                   Notes to the Interim Financial Statements
                                                   (Expressed in US Dollars)
                                                                 (Unaudited)

March 31, 2001
----------------------------------------------------------------------------


1.    Basis of Presentation and Ability to Continue as a Going Concern

The interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US Dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make information present not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the company for the year ended December 31, 2000 and notes thereto included in the Company's SB-2 filing. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim period are not indicative of annual results.

These accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at March 31, 2001, the Company has recognized no revenue and has accumulated operating losses of $148,829 since its inception, has negative working capital of $36,600 and has shareholders' deficit of $117,179. The continuation of the Company is dependent upon the continuing financial support of creditors and stockholders and obtaining long-term financing as well as achieving a profitable level of operations. Management plans to raise equity capital to finance the operations and capital requirements of the Company. It is management's intention to raise new equity financing of approximately $850,000 within the upcoming year. Amounts raised will be used to complete the development of the EngineMax software, commence development of the Company's web site, undertake an advertising and marketing campaign and purchase necessary equipment and supplies for the operation of the business. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might arise from this uncertainty.


2.    Related Party Transactions

During the period the Company has incurred rent and office services in the amount of $1,500. These services are provided to the Company, by the President of the Company, on a month to month basis at $500 per month and can be terminated by the Company without notice.

Item 2. Management's Discussion and Analysis or Plan of Operations

Plan of Operations

Our plan of operations for the twelve months following the date of this quarterly report for the period ending March 31, 2001 is to complete the following objectives within the time period specified, subject to our obtaining financing for the development and marketing of our EngineMax software:

* Build an internal administrative and managerial organization to oversee all areas of development and long-term operations

* Develop a functional and marketable piece of software

* Create a cost-effective and internet-based marketing campaign

*     Develop a web site to market the software

In building our internal administrative and managerial organization, we will seek to minimize the hiring of full-time employees. Full-time positions will be limited to the president/CEO, CFO, a software development project manger, an office manager, and a marketing manager. Other part-time and contract people are expected to be required to provide assistance to these roles. We project that the cost of these employees will total approximately $400,000 for the first year.

We also anticipate building an internal enhancement, support and marketing infrastructure for the business, spending approximately
$50,000 on the purchase of necessary equipment and supplies.

The most important and difficult goal is to complete the development of the EngineMax software. We plan to hire an external software development firm to build the software rather than handle this process ourselves.

We anticipate that we will hire the external software development firm by the end of second quarter of 2001 and that the development of the EngineMax software will begin immediately thereafter. We anticipate that the development costs will be approximately $250,000 and will consist primarily of payments to consultants for programming and software development services. Therefore the independent third party consultants will conduct all research and development.

The development of our EngineMax software will commence once financing is obtained.

We plan to commence development of our web site slightly before completion of the EngineMax software. We anticipate that our web site will be fully operational by the end of the third quarter of 2001. We anticipate that the development expenses for this web site will be approximately $50,000.

We plan to undertake an advertising and marketing campaign once the development of our EngineMax software is complete. We anticipate that initial marketing expenses for the first year will be approximately $100,000. A third party marketing consulting firm will design this campaign and conduct the majority of the work. We anticipate that this will minimize start up expenses and optimize results in the ever-changing world of Internet marketing.

We anticipate we will not achieve any revenues until at least the fourth quarter of 2001.

In summary, we anticipate the following steps will be necessary to make us operational:

1. Hire support staff, including a software development project manger, an office manager and a marketing manager. This is expected to occur during the second quarter 2001 and cost approximately $33,333 per month once we are fully staffed.

2. Create the EngineMax software. This is expected to occur during the second and third quarters of 2001 and cost approximately
$250,000.

3. Create the web site. This is expected to occur during the third quarter 2001 and cost approximately $50,000.

4. Launch our advertising and marketing campaign. This is expected to occur during the fourth quarter 2001 and cost approximately
$100,000 initially.

We thus anticipate that we will be spending approximately $850,000 over the next twelve-month period in pursuing this plan of operations. Of these expenditures, we anticipate that approximately $475,000 will be spent in the next six months. Our cash position as of March 31, 2001 was $400. Accordingly, we will require additional financing in order to pursue this business plan.
 We anticipate that if we are successful in completing a financing, that the financing would be an equity financing raised through the sale of our common stock. We do not have any arrangement in place for any debt or equity financing. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in First Cypress.

In the event we are not successful in raising additional financing or that we raise only nominal financing, we anticipate that we will not be able to proceed with our business plan for the development and marketing of the EngineMax software and our business will likely fail. In such an event, our board of directors would most likely liquidate and dissolve the business, unless an alternative means of supporting our business plan efforts or another business opportunity presented itself. One alternative our board may consider in such a circumstance would be a partnership with another more financially stable company interested in the EngineMax software. Due to our lack of operating history and present inability to generate revenues, there currently exists substantial doubt about our ability to continue as a going concern.

We anticipate incurring continuing operating losses for the foreseeable future. We base this expectation, in part, on the fact that we will incur substantial operating expenses in completing the development of our software and web site and do not anticipate earning any revenues until sometime next year. Our future financial results are also uncertain due to a number of factors, some of which are outside our control. These factors include, but are not limited to:

* our ability to develop a commercially marketable computer software program with the features and functionality sought by potential customers;
* our ability to successfully market our EngineMax computer software to potential customers;
* our ability to charge customers a license fee that will enable us to generate revenues exceeding operating costs;

* the introduction and availability of competing products by competitors.

We believe the above discussion contains a number of forward-looking statements. Our actual results and our actual plan of operations may differ materially from what is stated above. Factors which may cause our actual results or our actual plan of operations to vary include, among other things, decisions of our board of directors not to pursue a specific course of action based on its re-assessment of the facts or new facts, changes in the Internet business or general economic conditions and those other factors identified in this prospectus.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

      None

Item 2. Changes in Securities

      None

Item 3. Defaults upon Senior Securities

      None

Item 4. Submission of Matters to a Vote of Security Holders

      None

Item 5. Other Information

      None

Item 6. Exhibits and Reports on Form 8-K.

EXHIBITS

      None

REPORTS ON FORM 8-K

      None

                           SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorised.

FIRST CYPRESS TECHNOLOGIES, INC.

Date:   June 8, 2001


             /s/ Robert Rosner
By:          ---------------------------
             Robert Rosner
             President, CEO and Director