Form 10QSB
period 2001-06-30
FIRST CYPRESS TECHNOLOGIES INC
filed 2001-08-14
CIK 1108943

                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC 20549

                              FORM 10-QSB

[ X]	Quarterly Report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of
1934

       For the quarterly period ended June 30, 2001

[   ]	Transition Report pursuant to 13 or 15(d) of the Securities
Exchange Act of 1934

       For the transition period                 to


       Commission File Number          333-36942

                      FIRST CYPRESS TECHNOLOGIES, INC.
                      --------------------------------
      (Exact name of small Business Issuer as specified in its charter)

Nevada                                                 98-0218688
------                                                 ----------
(State or other jurisdiction of       (IRS Employer Identification No.)
incorporation or organization)


Suite 910, 510 Burrard Street
Vancouver, British Columbia                            V6C 3A8
-----------------------------                          -------
(Address of principal executive offices)              (Zip Code)

Issuer's telephone number, including area code: 604-817-1441
                                                ------------
None
-----
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days [ X ] Yes    [  ] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 7,057,500 Shares of $.001 par value Common Stock outstanding as of June 30, 2001.


PART 1 - FINANCIAL INFORMATION

Item 1.		Financial Statements


The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended June 30, 2001 are not necessarily indicative of the results that can be expected for the year ending December 31, 2001.

                   FIRST CYPRESS TECHNOLOGIES, INC.
                    (A Development Stage Company)
                     Interim Financial Statements
             For the six-month period ended June 30, 2001
                      (Expressed in US Dollars)
                            (Unaudited)




Contents
--------------------------------------------------------------------------

Interim Financial Statements

      Balance Sheets

      Statements of Changes in Shareholders' Equity

      Statements of Operations

      Statements of Cash Flows

      Notes to Financial Statements

==========================================================================
                                          First Cypress Technologies, Inc.
                                             (A Development Stage Company)
                                                            Balance Sheets
                                                 (Expressed in US Dollars)


                                                  June 30      December 31
                                                     2001             2000
--------------------------------------------------------------------------
                                               (Unaudited)

Assets

Current
  Cash                                         $     373       $      427
==========================================================================

Liabilities and Shareholders' Equity

Current
  Accounts payable and accrued liabilities     $  44,730       $   40,622

Due to related party                              86,797           67,469
                                               ---------------------------

                                                 131,527          108,091
                                               ---------------------------

Share Capital and Deficit
  Share capital
    Authorized - 25,000,000 common
     shares with par value $0.001
    Issued and fully paid - 7,057,500
     common shares                                7,058             7,058
  Additional paid-in capital                     24,592            24,592
  Deficit accumulated during the
   development stage                           (162,804)         (139,314)
                                              ----------------------------

                                               (131,154)         (107,664)
                                              ----------------------------

                                              $     373        $      427
==========================================================================

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



                     Number                              Total    Total
                       of     Per   Carry- Additional   Accumu-   Share-
                     Common  share  ing    Paid in      lated     holder's
                     Shares  price  Value  Capital      Deficit   Equity
----------------------------------------------------------------------------
Incorporation,
  September 14,
  1999            5,000,000 $0.001 $ 5,000 $        -   $       - $    5,000

Sale of common
  shares,
  November 15,
  1999            1,990,000 $0.010   1,990     17,910           -     19,900

Sale of common
  shares,
  December 31,
  1999               67,500 $0.100      68      6,682           -      6,750

Net loss to
  December 31,
  1999                    -              -          -     (33,298)   (33,298)
                  ----------------------------------------------------------
Balance,
  December 31,
  1999            7,057,500          7,058     24,592     (33,298)    (1,648)

Net loss to
  December 31,
  2000                    -              -          -    (108,996)  (108,996)
                  ----------------------------------------------------------
Balance,
  December 31,
  2000            7,057,500          7,058     24,592    (142,294)  (110,644)

Net loss to
  June 30, 2001           -              -          -     (20,510)   (20,510)
                  ----------------------------------------------------------
Balance, June
  30, 2001        7,057,500        $ 7,058 $   24,592   $(162,804)$ (131,154)
                  ==========================================================

See the accompanying notes to these interim financial statements.

===============================================================================
                                               First Cypress Technologies, Inc.
                                                  (A Development Stage Company)
                                                Interim Statement of Operations
                                                      (Expressed in US Dollars)
                                                                    (Unaudited)

                            For the  For the    For the  For the   Period from
                          three (3)  six (6)  three (3)  six (6)  September 14
                             months   months     months   months          1999
                              ended    ended      ended    ended   (inception)
                            June 30  June 30    June 30  June 30    to June 30
                               2001     2001       2000     2000          2001
-------------------------------------------------------------------------------

Expenses

  Interest              $    1,730 $    3,182 $       72 $       72 $    3,137
  Management fees            3,000      6,000      1,000      1,000      1,000
  Office and
    Administration               -          -      1,388      4,170      1,241
  Professional fees          7,745      8,328     45,020     90,520    115,916
  Rent                       1,500      3,000          -          -      6,000
  Software development           -          -          -          -     15,000
                        --------------------------------------------------------

Net loss for the period $  (13,975) $ (20,510) $ (47,480) $ (95,762) $(142,294)
                        ========================================================

Basic loss per share -
 Basic and diluted      $   (0.002) $  (0.003) $  (0.007) $  (0.014) $  (0.021)
                        ========================================================

Weighted average shares
 outstanding             7,057,500  7,057,500  7,057,500  7,057,500  6,858,004
================================================================================

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
                                                                 (Unaudited)


                                         For the     For the    Period from
                                         Six (6)     six (6)   September 14
                                          months      months           1999
                                           ended       ended (inception) to
                                         June 30     June 30        June 30
                                            2001        2000           2001
                                   -----------------------------------------

Cash flows from operating
 activities
   Net loss for the period         $     (20,510) $   (95,762)   $(162,804)

Changes in assets and
 liabilities
   Accounts payable and
    accrued liabilities                    4,108       61,674       44,730
                                   ----------------------------------------

                                         (16,402)     (34,088)    (118,074)
                                   ----------------------------------------

Cash flows from financing
 activities
   Increase in amounts due
    to related party                      16,348       19,247       86,797
   Issuance of share
    Capital                                    -            -       31,650
                                   ----------------------------------------

                                          16,348       19,247      118,447
                                   ----------------------------------------

Increase (decrease) in cash during
 the period                                  (54)     (14,841)         373

Cash, beginning of period                    427       15,352            -
                                   ----------------------------------------

Cash, end of period                $         373          511    $     373
===========================================================================

See the accompanying notes to these interim financial statements.

===========================================================================
                                          First Cypress Technologies, Inc.
                                             (A Development Stage Company)
                                 Notes to the Interim Financial Statements
                                                 (Expressed in US Dollars)
                                                               (Unaudited)

June 30, 2001
---------------------------------------------------------------------------


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

These accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at June 30, 2001, the Company has recognized no revenue and has accumulated operating losses of $162,804 since its inception, has negative working capital of $131,154 and has shareholders' deficit of $131,154. The continuation of the Company is dependent upon the continuing financial support of creditors and stockholders and obtaining long-term financing as well as achieving a profitable level of operations. Management plans to raise equity capital to finance the operations and capital requirements of the Company. It is management's intention to raise new equity financing of approximately $850,000 within the current year. Amounts raised will be used to complete the development of the EngineMax software, commence development of the Company's web site, undertake an advertising and marketing campaign and purchase necessary equipment and supplies for the operation of the business. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might arise from this uncertainty.


2.   Related Party Transactions

During the three-month period the Company has incurred rent and office services in the amount of $1,500 ($3,000 for the six months). These services are provided to the Company, by the President of the Company, on a month to month basis at $500 per month and can be terminated by the Company without notice.

Item 2. Management's Discussion and Analysis or Plan of Operations

Plan of Operations
------------------
Our plan of operations for the twelve months following the date of this quarterly report for the period ending June 30, 2001 is to complete the following objectives within the time period specified, subject to our obtaining financing for the development and marketing of our EngineMax software:

- Build an internal administrative and managerial organization to oversee all areas of development and long-term operations

-  Develop a functional and marketable piece of software

-  Create a cost-effective and internet-based marketing campaign

-  Develop a web site to market the software

To fund our plan of operations, we need to raise $850,000 over the twelve months following June 30, 2001. In building our internal administrative and managerial organization, we will seek to minimize the hiring of full-time employees. Full-time positions will be limited to the president/CEO, CFO, a software development project manger, an office manager, and a marketing manager (see later discussion regarding the time frame for the hiring of some of these positions). Other part-time and contract people are expected to be required to provide assistance to these roles. We project that the cost of these employees will not exceed $400,000 for the twelve months following June 30, 2001.

We also anticipate building an internal enhancement, support and marketing infrastructure for the business. For the twelve months following June 30, 2001, we anticipate spending approximately $50,000 on the purchase of necessary equipment and supplies.

The most important and difficult goal is to complete the development of the EngineMax software. We plan to hire an external software development firm to build the software rather than handle this process ourselves.

We anticipate that we will hire the external software development firm by the end of the fourth quarter of 2001 and that the development of the EngineMax software will begin immediately thereafter. We anticipate that the development costs will be approximately $250,000 and will consist primarily of payments to consultants for programming and software development services. Therefore the independent third party consultants will conduct all research and development.

The development of our EngineMax software will commence once financing is obtained.

We plan to commence development of our web site slightly before completion of the EngineMax software. We anticipate that our web site will be fully operational by the end of the fourth quarter of 2001. We anticipate that the development expenses for this web site will be approximately $50,000.

We plan to undertake an advertising and marketing campaign once the development of our EngineMax software is complete. We anticipate that initial marketing expenses for the twelve months following June 30, 2001 will be approximately $100,000. A third party marketing consulting firm will design this campaign and conduct the majority of the work. We anticipate that this will minimize start up expenses and optimize results in the ever-changing world of Internet marketing.

We anticipate that our first revenues will be earned within the first quarter of 2002.

In summary, we anticipate the following steps will be necessary to make us operational:

1. Hire support staff, including a software development project manger, an office manager and a marketing manager. This is expected to occur during the third quarter 2001 and cost approximately $33,333 per month once we are fully staffed.

2. Create the EngineMax software. This is expected to occur during the first quarter of 2002 and cost approximately $250,000.

3. Create the web site. This is expected to occur during the fourth quarter 2001 and cost approximately $50,000.

4. Launch our advertising and marketing campaign. This is expected to occur during the fourth quarter 2001 and cost approximately $100,000 initially.

We thus anticipate that we will be spending approximately $850,000 over the twelve-month period after June 30, 2001 in pursuing this plan of operations. Of these expenditures, we anticipate that approximately $475,000 will be spent in the first six months following June 30, 2001. Our cash position as of June 30, 2001 was $373. Accordingly, we will require additional financing in order to pursue this business plan.

We anticipate that if we are successful in completing a financing, the financing would be an equity financing through the sale of our common stock. We do not have any arrangement in place for any debt or equity financing. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our company. In the event we are not successful in raising additional financing and in the event that one of the alternatives described directly below does not come to fruition, we anticipate that we will not be able to proceed with our business plan for the development and marketing of the EngineMax software and that our business may fail.

As of June 30, 2001 the company has been unsuccessful in its efforts to raise additional capital to meet its plan of operations. Due to our lack of operating history and present inability to generate revenues, our auditors have stated their opinion that there currently exists substantial doubt about our ability to continue as a going concern. At the present time, the Company is exploring other alternatives including various methods for raising additional funds, forming partnerships with other entities, as well as other business opportunities.

We anticipate incurring continuing operating losses for the foreseeable future. We base this expectation, in part, on the fact that we will incur substantial operating expenses in completing the development of our software and web site and do not anticipate earning any revenues until sometime next year. Our future financial results are also uncertain due to a number of factors, some of which are outside our control. These factors include, but are not limited to:

- our ability to develop a commercially marketable computer software program with the features and functionality sought by potential customers;

- our ability to successfully market our EngineMax computer software to potential customers;

- our ability to charge customers a license fee that will enable us to generate revenues exceeding operating costs;

- the introduction and availability of competing products by competitors.

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

FIRST CYPRESS TECHNOLOGIES, INC.

Date:         August 8, 2001


              /s/ Robert Rosner
By:           -----------------
              Robert Rosner
              President, CEO and Director