Form 10QSB
period 2001-09-30
FIRST CYPRESS TECHNOLOGIES INC
filed 2001-11-19
CIK 1108943

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[  X]     Quarterly  Report  pursuant  to  Section 13 or 15(d) of the Securities
Exchange  Act  of  1934

     For  the  quarterly  period  ended  SEPTEMBER  30,  2001

[   ]     Transition  Report  pursuant to 13 or 15(d) of the Securities Exchange
Act  of  1934

     For  the  transition  period to


          Commission  File  Number          000-32747
                                            ---------

                        FIRST CYPRESS TECHNOLOGIES, INC.

--------------------------------------------------------------------------------
          (Exact name of small Business Issuer as specified in its charter)

NEVADA                                        98-0218688
---------------------------------             ------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation  or  organization)


1281 WEST GEORGIA STREET, SUITE NO. 501
VANCOUVER, BRITISH  COLUMBIA                  V6E  3J7
---------------------------------             -----------
(Address of principal executive               (Zip  Code)
 offices)

Issuer's telephone number, including area code:   604-817-1441


                                      NONE
           -----------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days  [  X  ]  Yes    [  ]  No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 7,057,500 SHARES OF $.001 PAR VALUE COMMON STOCK OUTSTANDING AS OF NOVEMBER 12, 2001.

                         PART 1 - FINANCIAL INFORMATION

ITEM  1.          FINANCIAL  STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that can be expected for the year ending December 31, 2001.

                        FIRST CYPRESS TECHNOLOGIES, INC.
                          (A Development Stage Company)
                          Interim Financial Statements
               For the nine-month period ended September 30, 2001
                            (Expressed in US Dollars)
                                   (Unaudited)






Contents
-------------------------------------------------------------------------------

Interim  Financial  Statements

     Balance  Sheets

     Statements  of  Changes  in  Shareholders'  Equity

     Statements  of  Operations

     Statements  of  Cash  Flows

     Notes  to  Financial  Statements

See  the  accompanying  notes  to  these  interim  financial  statements.

================================================================================
                                                First Cypress Technologies, Inc.
                                                   (A Development Stage Company)
                                                                  Balance Sheets
                                                       (Expressed in US Dollars)

                                                     September 30    December 31
                                                             2001           2000
--------------------------------------------------------------------------------
                                                    (Unaudited)
Assets

Current
  Cash                                              $     564        $      427
================================================================================

Liabilities and Shareholders' Equity

Current
  Accounts payable and accrued liabilities          $  44,730        $   40,622

Due to related party                                   93,521            67,469
                                                    ----------------------------
                                                      138,251           108,091
                                                    ----------------------------

Share Capital and Deficit
  Share capital
    Authorized - 25,000,000 common shares with
      par value $0.001
    Issued and fully paid - 7,057,500 common
      shares                                            7,058             7,058
   Additional paid-in capital                          24,592            24,592
   Deficit accumulated during the development
     stage                                           (169,337)         (139,314)
                                                    ----------------------------
                                                     (137,687)         (107,664)
                                                    ----------------------------
                                                    $     564        $      427
================================================================================

See  the  accompanying  notes  to  these  interim  financial  statements.


===================================================================================================
                                                                First  Cypress  Technologies,  Inc.
                                                                      (A Development Stage Company)
                                               Interim Statement of Changes in Shareholders' Equity
                                                                          (Expressed in US Dollars)
                                                                                        (Unaudited)

                                      Number of  Per    Carrying   Additional Total         Total
                                      Common    share   Value      Paid in    Accumulated   Stockholders'
                                      Shares    price              Capital    Deficit       Equity
Incorporation,
  September 14, 1999                  5,000,000 $ 0.001  $  5,000  $       -  $       -   $  5,000

Sale of common shares,
  November 15, 1999                   1,990,000 $ 0.010     1,990     17,910          -     19,900
Sale of common shares,
  December 31, 1999                      67,500 $ 0.100        68      6,682          -      6,750
Net loss to December 31, 1999                 -                 -          -    (33,298)   (33,298)
                                      ---------- ------  ---------  --------  ----------- ----------
Balance, December 31, 1999            7,057,500             7,058     24,592    (33,298)    (1,648)

Net loss to December 31, 2000                 -                 -          -   (108,996)  (108,996)
                                      ---------- ------  ---------  --------  ----------- ----------
Balance, December 31, 2000            7,057,500             7,058     24,592   (142,294)   (110,644)

Net loss to September 30, 2001                -                 -          -    (27,043)    (27,043)
                                      ---------- ------  ---------  --------  ----------- ----------
Balance, September 30, 2001           7,057,500          $  7,058  $ 24,592   $(169,337)  $(137,687)
====================================================================================================


See  the  accompanying  notes  to  these  interim  financial  statements.

================================================================================
                                              First  Cypress  Technologies, Inc.
                                                   (A Development Stage Company)
                                                 Interim Statement of Operations
                                                       (Expressed in US Dollars)
                                                                     (Unaudited)


                   For the     For the     For the      For the      Period
                   three (3)   nine (9)     three (3)    nine (9)      from
                   months      months       months       months    September 14
                    ended       ended       ended        ended         1999
                 September    September    September    September (inception) to
                      30           30           30           30     September 30
                    2001         2001         2000         2000         2001
--------------------------------------------------------------------------------

Expenses

  Interest      $    1,828   $    5,010   $      33    $      105   $    8,147
  Management
   fees              3,000        9,000           -         1,000       10,000
  Office and
   administration        -            -           -         1,170        1,241
  Professional
   fees                205        8,533       4,791        95,311      124,449
   Rent              1,500        4,500       1,500         4,500       10,500
  Software
   development           -            -           -             -       15,000
                --------------------------------------------------------------

Net loss for
 the period     $   (6,533)  $  (27,043)  $   (6,324)  $ (102,086)  $ (169,337)
                ==============================================================
Basic loss per
 share - Basic
 and diluted    $   (0.001)  $   (0.004)  $   (0.001)  $   (0.014)  $   (0.025)
                ==============================================================
Weighted average
  shares
  outstanding    7,057,500    7,057,500    7,057,500    7,057,500    6,882,574
==============================================================================

See accompanying notes to these interim financial statements

================================================================================

                                             First  Cypress  Technologies,  Inc.
                                                   (A Development Stage Company)
                                                 Interim Statement of Cash Flows
                                                       (Expresses in US Dollars)
                                                                     (Unaudited)




                                              For the    For the    Period from
                                              nine (9)   nine (9)   September 14
                                              months     months         1999
                                              ended      ended    (inception) to
                                            September  September   September 30
                                                30          30        2001
                                               2001        2000
                                            ===================================

Cash flows from operating activities
  Net loss for the period                   $ (27,043)   $(102,086)  $(169,337)

Changes in assets and liabilities
  Accounts payable and accrued
    liabilities                                 4,108       43,824      44,730
                                            ------------------------------------
                                              (22,935)     (58,262)   (124,607)
                                            ------------------------------------
Cash flows from financing activities
  Increase in amounts due to related party     23,072       43,388      93,521
  Issuance of share capital                         -            -      31,650
                                            ------------------------------------
                                               23,072       43,388     125,171
                                            -----------------------------------
Increase (decrease) in cash during
  the period                                      137      (14,874)        564

Cash, beginning of period                         427       15,352           -
                                            ------------------------------------
Cash, end of period                         $     564          478   $     564
================================================================================

See accompanying notes to these interim financial statements

================================================================================
                                                First Cypress Technologies, Inc.
                                                   (A Development Stage Company)
                                       Notes to the Interim Financial Statements
                                                       (Expressed in US Dollars)
                                                                     (Unaudited)

September  30,  2001
--------------------------------------------------------------------------------

1.  Basis  of  Presentation  and  Ability  to  Continue  as  a  Going  Concern
------------------------------------------------------------------------------

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

These accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at September 30, 2001, the Company has recognized no revenue and has accumulated operating losses of $169,337 since its inception, has negative working capital of $137,687 and has shareholders' deficit of $137,687. The continuation of the Company is dependent upon the continuing financial support of creditors and stockholders and obtaining long-term financing as well as achieving a profitable level of operations. Management plans to raise equity capital to finance the operations and capital requirements of the Company. It is management's intention to raise new equity financing of approximately $850,000 during the next twelve months. Amounts raised will be used to complete the development of the EngineMax software, commence development of the Company's web site, undertake an advertising and marketing campaign and purchase necessary equipment and supplies for the operation of the business. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might arise from this uncertainty.


2.  Related  Party  Transactions

During the three-month period the Company has incurred rent and office services in the amount of $1,500 ($4,500 for the nine months). These services are provided to the Company, by the President of the Company, on a month to month basis at $500 per month and can be terminated by the Company without notice.

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATIONS

FORWARD  LOOKING  STATEMENTS

This report on Form 10-QSB contains certain forward-looking statements within the meaning of section 21(e) of the Securities Exchange Act of 1934, as amended, and other applicable securities laws. All statements other than statements of historical fact are "forward-looking statements" for purposes of these provisions, including any projections of earnings, revenues, or other financial items; any statements of the plans, strategies, and objectives of management for future operation; any statements concerning proposed new products, services, or developments, any statements regarding future economic conditions or performance, statements of belief, and any statement of assumptions underlying any of the foregoing. Such forward-looking statements are subject to inherent risks and uncertainties, and actual results could differ materially from those anticipated by the forward-looking statements.

PLAN  OF  OPERATIONS

Our plan of operations for the twelve months following the date of this quarterly report for the period ending September 30, 2001 is to complete the following objectives within the time period specified, subject to our obtaining financing for the development and marketing of our EngineMax software:

     Build an internal administrative and managerial organization to oversee all areas of development and long-term operations

     Develop  a  functional  and  marketable  piece  of  software

     Create  a  cost-effective  and  internet-based  marketing  campaign

     Develop  a  web  site  to  market  the  software

To fund our plan of operations, we need to raise $850,000 over the twelve months following September 30, 2001. In building our internal administrative and managerial organization, we will seek to minimize the hiring of full-time employees. Full-time positions will be limited to the president/CEO, CFO, a software development project manger, an office manager, and a marketing manager (see later discussion regarding the time frame for the hiring of some of these positions). Other part-time and contract people are expected to be required to provide assistance to these roles. We project that the cost of these employees will not exceed $300,000 for the twelve months following September 30, 2001.

We also anticipate building an internal enhancement, support and marketing infrastructure for the business. For the twelve months following September 30, 2001, we anticipate spending approximately $50,000 on the purchase of necessary equipment and supplies.

The most important and difficult goal is to complete the development of the EngineMax software. We plan to hire an external software development firm to build the software rather than handle this process ourselves.

We anticipate that we will hire the external software development firm by the end of the first quarter of 2002 and that the development of the EngineMax software will begin immediately thereafter. We anticipate that the development costs will be approximately $250,000 and will consist primarily of payments to consultants for programming and software development services. Therefore the independent third party consultants will conduct all research and development.

The development of our EngineMax software will commence once financing is obtained.

We plan to commence development of our web site slightly before completion of the EngineMax software. We anticipate that our web site will be fully operational by the end of the first quarter of 2002. We anticipate that the development expenses for this web site will be approximately $50,000.

We plan to undertake an advertising and marketing campaign once the development of our EngineMax software is complete. We anticipate that initial marketing expenses for the twelve months following September 30, 2001 will be approximately $100,000. A third party marketing consulting firm will design this campaign and conduct the majority of the work. We anticipate that this will minimize start up expenses and optimize results in the ever-changing world of Internet marketing.

We anticipate that our first revenues will be earned within the second or third quarter of 2002.

In summary, we anticipate the following steps will be necessary to make us operational:

1. Hire support staff, including a software development project manger, an office manager and a marketing manager. This is expected to occur during the first quarter of 2002 and cost approximately $33,333 per month once we are fully staffed.

2. Create the EngineMax software. This is expected to occur during the first quarter of 2002 and cost approximately $250,000.

3. Create the web site. This is expected to occur during the first quarter of 2002 and cost approximately $50,000.

4. Launch our advertising and marketing campaign. This is expected to occur during the first quarter of 2002 and cost approximately $100,000 initially.

We thus anticipate that we will be spending approximately $850,000 over the twelve-month period after September 30, 2001 in pursuing this plan of operations. Of these expenditures, we anticipate that approximately $475,000 will be spent in the first six months following September 30, 2001. Our cash position as of September 30, 2001 was $564.

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

As of September 30, 2001 the company has been unsuccessful in its efforts to raise additional capital to meet its plan of operations. Due to our lack of operating history and present inability to generate revenues, our auditors have stated their opinion that there currently exists substantial doubt about our ability to continue as a going concern. At the present time, the Company is exploring other alternatives including various methods for raising additional funds, forming partnerships with other entities, as well as other business opportunities.

We anticipate incurring continuing operating losses for the foreseeable future. We base this expectation, in part, on the fact that we will incur substantial operating expenses in completing the development of our software and web site and do not anticipate earning any revenues until sometime next year. We intend to raise to obtain financing through additional equity financing until such time as cash flows are generated from operations sufficient to support us. We are currently pursuing financing from various potential investors. Due to cash constraints, the Company has been severely limited in its ability to make progress towards achievement of its business plan. Our future financial results are also uncertain due to a number of factors, some of which are outside our control. These factors include, but are not limited to:

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

     None

ITEM  5.  OTHER  INFORMATION

     None

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

EXHIBITS

     Exhibit  99.1     Risk  Factors

REPORTS  ON  FORM  8-K

     None

                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST  CYPRESS  TECHNOLOGIES,  INC.

Date:     November  16,  2001



By:  /s/ Robert Rosner
     -------------------------------
     Robert  Rosner
     President,  CEO  and  Director