Form 10KSB
period 2001-12-31
FIRST CYPRESS TECHNOLOGIES INC
filed 2002-04-16
CIK 1108943

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For  the  fiscal  year  ended  December  31,  2001
                                    -------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For  the  transition  period  from  _________  to  ____________

     Commission  File  No.  000-32747

                        First Cypress Technologies, Inc.
                        --------------------------------
             (Exact name of Registrant as specified in its charter)

          NEVADA                                   98-0218688
-------------------------------                    -----------------------
(State or other jurisdiction of                    (I.R.S.  Employer
incorporation or  organization)                    Identification  Number)

1281 West Georgia Street, Suite No. 501
Vancouver, British Columbia, Canada                V6E  3J7
----------------------------------------           --------
(Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code:   (604) 817-1441
                                                      --------------

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12 (g) of the Act: COMMON STOCK, PAR VALUE $0.001 PER SHARE

Check  whether  the  issuer  (l)  has  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes
[  ]  No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this  Form  10-KSB.  [   ]

Revenues  for  2001  were  NIL.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the last reported sale price of such stock as of April 9, 2002 is $185,175. At April 9, 2002, our stock's closing price was $0.09 per share. This price, however, is an inter-dealer price without retail mark-up, mark-down or commission and may not represent an actual transaction.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. The number of shares of the issuer's Common Stock outstanding as of April 10, 2002 was 7,057,500.

Transitional  Small Business Disclosure Format (check one):  Yes [  ]  No [X]

                                     PART I

Certain statements contained in this Form 10-KSB constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Exchange Act. These statements, identified by words such as "plan", "anticipate," "believe," "estimate," "should," "expect" and similar expressions, include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the captions "Description of Business", "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Form 10-KSB. We do not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information.

Item  1.  Description  of  Business

We were incorporated on September 14, 1999 under the laws of the state of Nevada.

Our business is still in the development stage. Since our inception, our business plan has been to develop and market an Internet computer software program known as EngineMax through our www.enginemax.com Internet web site. On October 5, 1999, we acquired the rights to develop our EngineMax software and the www.EngineMax.com web site for $15,000.

Over the past six months, we have been unable to raise the necessary capital our organization needs in order to complete the development of our product. Although we will continue to pursue additional funding, in order to enable us to implement our business plan, we will also be exploring other business opportunities for the company such as partnerships with other entities.

We have not yet commenced the development of the EngineMax software and we have yet to identify and hire an independent software development firm, as is part of our plan of operations. The EngineMax software is still in its conceptual stage of development and is not ready for commercial use or sale. We have also not started operations of our web site. Our ability to continue with the following business plan is contingent upon our obtaining additional capital of approximately $850,000.

Development  of  the  EngineMax  software

Our business plan is to develop the EngineMax software as an Internet software package that will be designed to enable users to automatically submit web pages to major search engines. We are planning to design the EngineMax software to access links that are currently incorporated into major search engines. These access links enable users to submit web pages directly to the search engine. The EngineMax software will be designed with the objective of automating this submission process and maximizing the ability of the user to have their web page cited by major search engines when Internet users enter appropriate key words.

Our  plan  is  to design the EngineMax software with the following capabilities:

- The EngineMax software will operate on both Windows 95 and Windows 98 operating systems.

- The EngineMax software will be designed to submit domain names directly to major search engines through a comprehensive submission program.

- The EngineMax software will be designed for the submission of initial web pages as well as the submission of web page updates.

- The EngineMax software will be designed to configure submissions to major search engines in order to maximize exposure of customer's web sites on major search engines.

We also plan to develop our EngineMax web site at "www.enginemax.com" in order to market our EngineMax software. We will design our web site to provide our customers with useful tips and strategies for positioning their web sites for maximum recognition by major search engines.

We anticipate that upon development, we will have to continually upgrade and refine the EngineMax software in order that the software:

- remains compliant with any modifications to the web page submission requirements of major search engines;
-     is  able  to  operate on upgraded operating systems, such as Windows 2000;
-     is  competitive  with  products  introduced  by  competitors.

Market  for  the  EngineMax  software

Our objective is to earn revenues from sales of licenses for the use of the EngineMax software.

We believe that the customers for our software will consist of web page owners and web page developers who are trying to maximize the visibility of their web sites on major Internet search engines. Visibility on major search engines is a principal component of the business plans of many companies who are trying to conduct electronic commerce or other business via the Internet. We anticipate that web page businesses and designers in the following areas may purchase our software:

-     Internet  marketing;
-     Electronic  commerce;
-     Generating  web  traffic;
-     Customer  support  services;
-     Special  events;
-     Corporate  web  pages;
-     Personal  web  pages;
-     Online  identity  and  development.


Marketing

Our objective will be to commence marketing of the EngineMax software upon completion of its development. Our marketing strategy is proposed to include the following elements:

(A) A banner-advertising program in which we would pay for advertising of the EngineMax software on Internet web sites where we feel exposure would help to increase sales of the EngineMax software.

(B) An e-mail program whereby advertisements for our EngineMax software would be delivered to potential customers, including Internet service providers, advertising companies, web site development firms and computer programmers.

Competition

We  will  compete  with other software developed by competitors, which includes:

-     A  software  product  known  as  Submit-it  marketed  by  Software Design;
-     A  software  product  known  as  Web Position Gold marketed by First Place
      Software;
-     A  software  product  known  as  Submission  Wizard  marketed  by GRP Main
      Agencies.

We will compete with existing competitors both on the basis of price and brand recognition. Existing competitors who have already completed development of their software products may be able to market their competing products at lower prices than we are able to market the EngineMax software. In addition, existing competitors may have developed brand recognition with consumers, thereby making it more difficult for our product to gain consumer acceptance. The presence of these and other established competitors could adversely affect our ability to successfully implement our business plan and achieve sales of our software. If we are not successful in implementing our business plan, then our business will fail.

We have limited financial, marketing, technical and other resources that are necessary to implement our business plan. Many of our current and potential competitors have significantly greater financial, marketing, technical and other resources than we do. Our competitors may be able to devote greater resources to the development, promotion and sale of competing software and web sites. In addition, our competitors may be able to offer the software we are planning to develop at prices that are below the prices offered by us or which may even be free.


Employees  and  Consultants

We have no full-time employees and two part-time employees. Our part-time employees include Mr. Robert Rosner, our president and chief executive officer, and Mr. Carl Chow, our secretary, treasurer and chief financial officer. We plan to conduct our business primarily through agreements with consultants and arms-length third parties.

Subsidiaries

We  do  not  have  any  subsidiaries.

Patents  and  Trademarks

We do not own, either legally or beneficially, any patent or trademark. However, we currently own the Internet domain name www.EngineMax.com.

Research  and  Development  Expenditures

We have not expended any money on research and development. We have spent $15,000 on expenses associated with the acquisition of the rights to develop our EngineMax software and the www.EngineMax.com web site address.

Item  2.  Description  of  Property

We do not own or lease any real property. Our principal executive offices are located in property rented by Mr. Robert Rosner, our president and a director, at 1281 W. Georgia Street, Suite 501, Vancouver, BC, V6E3J7.

Item  3.  Legal  Proceedings

We are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

No matters were submitted to our security holders for a vote during the fourth quarter of our fiscal year ending December 31, 2001.


                                   Part  II

Item  5.  Market for Registrant's Common Equity and Related Stockholders Matters

Market  Information

Prior to August 2001, there was no trading market for our common stock. We obtained a trading symbol of "FCYP" and began trading on the NASD Over-the-Counter Bulletin Board in August 2001. Although we have a listing on the Bulletin Board, there is no assurance that an active, liquid market for our common stock will develop or that a trading market will continue.

Our common stock is quoted on the NASD Over-the-Counter Bulletin Board at the present time. At April 9, 2002 our stock's closing price was $0.09 per share. This price, however, is an inter-dealer price without retail mark-up, mark-down or commission and may not represent an actual transaction. The high and the low trades for our shares for each quarter of actual trading were:

                                       HIGH           LOW
                                       ----           ---

2001*

Third Quarter                          $1.50          $0.40

Fourth Quarter                         $1.50          $0.035

2002*

First Quarter                          $0.11          $0.09

--------------------------------------------------------------------------------
*  The  prices  are  all  "closing"  prices  and  appear as approximate figures.

The Securities and Exchange Commission has adopted a Rule that defines a "penny stock," for purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. Our common stock is presently considered a "penny stock" and is subject to such market rules. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the Commission, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities' laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type, size and format, as the Commission shall require by rule or regulation. The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with: (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock.

Holders  of  Common  Stock

There are 7,057,500 outstanding common shares as of April 10, 2002 held by 40 stockholders of record. Of these shares, 5,000,000 can be sold at the present time under the guidelines of Rule 144 under the Securities Act of 1933. All of these 5,000,000 shares are held by our affiliates. The remaining 2,057,500 that are issued and outstanding are not restricted as having been registered pursuant to an SB-2 filed by First Cypress that was effective on May 14, 2001.

Stock  Option  Grants

To  date,  we  have  not  granted  any  stock  options.

Dividends

Since its inception, no dividends have been paid on the Company's common stock. The Company intends to retain any earnings for use in its business activities, so it is not expected that any dividends on the common stock will be declared and paid in the foreseeable future.

There are no restrictions in our Articles of Incorporation or bylaws that restrict us from declaring dividends. The Nevada Revised Statutes, however, prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

(A) we would not be able to pay our debts as they become due in the usual course of business; or

(B) our total assets would be less than the sum of our total liabilities, plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have neither declared nor paid any cash dividends on our capital stock and do not anticipate paying cash dividends in the foreseeable future. Our current policy is to retain any earnings in order to finance the expansion of our operations. Our board of directors will determine future declaration and payment of dividends, if any, in light of the then-current conditions they deem relevant and in accordance with the Nevada Revised Statutes.

Recent  Sales  of  Unregistered  Securities

We did not complete any sales of our common stock during our fiscal year ended December 31, 2001.


Item  6.  Management's  Discussion  and  Analysis  or  Plan  of  Operation

PLAN  OF  OPERATION

As of December 31, 2001, we have been unsuccessful in our efforts to raise additional capital to meet our plan of operations. As a result, our operations have been inactive. Our cash position as of December 31, 2001 was $313. Since inception, we have recognized no revenue. We have accumulated operating losses of $194,392 and we have a working capital deficiency of $162,742. At the present time, and over the next twelve months, our primary focus will be to explore various methods for raising additional funds. We will also investigate the possibility of forming partnerships with other entities and research other business opportunities. In the event we are not successful in raising additional financing, we anticipate that we will not be able to proceed with our business plan for the development and marketing of the EngineMax software and that our business may fail. Accordingly, our financial statements contain note disclosures describing the circumstances that lead there to be doubt over our ability to continue as a going concern. In their report on the December 31, 2001 annual financial statements for the year ended December 31, 2001, our independent auditors included an explanatory paragraph regarding our ability to continue as a going concern.

In order to explore other business opportunities and pursue our existing business plan , we are dependent upon the continuing financial support of creditors and stockholders until such time when we are successful in raising equity capital to finance the operations and capital requirements of the Company. We anticipate that if we are successful in raising additional capital, the financing would be an equity financing through the sale of our common stock. This financing would cause existing shareholders to experience dilution of their interest in our company.

In order to pursue the following plan of operations, we will need to raise approximately $850,000 over the next twelve months. If we are unable to raise such capital, we will need to explore other alternatives as mentioned above.

Our plan of operations for the next twelve months, subject to our obtaining financing, is as follows:

     Build an internal administrative and managerial organization to oversee all areas of development and long-term operations

     Develop  a  functional  and  marketable  piece  of  software

     Create  a  cost-effective  and  internet-based  marketing  campaign

     Develop  a  web  site  to  market  the  software

In building our internal administrative and managerial organization, we will seek to minimize the hiring of full-time employees. Once we raise additional capital, our full-time positions will be limited to the president/CEO, CFO, a software development project manger, an office manager, and a marketing manager. We also may hire other part-time and contract people to provide assistance to these roles. We project that the cost of these employees will not exceed
$400,000  over  a  twelve  month  period.

We also anticipate building an internal enhancement, support and marketing infrastructure for the business. Once we receive additional capital, we anticipate spending approximately $50,000 on the purchase of necessary equipment and supplies.

The most important and difficult goal is to complete the development of the EngineMax software. We plan to hire an external software development firm to build the software rather than handle this process ourselves.

We anticipate that we will hire the external software development firm upon receipt of additional financing. We anticipate that the development costs will be approximately $250,000 and will consist primarily of payments to consultants for programming and software development services. Therefore the independent third party consultants will conduct all research and development.

We plan to commence development of our web site slightly before completion of the EngineMax software. We anticipate that the development expenses for this web site will be approximately $50,000.

We plan to undertake an advertising and marketing campaign once the development of our EngineMax software is complete. We anticipate that initial marketing expenses for the twelve months following receipt of financing will be approximately $100,000. A third party marketing consulting firm will design this campaign and conduct the majority of the work. We anticipate that this will minimize start up expenses and optimize results in the ever-changing world of Internet marketing.

In summary, we anticipate the following steps will be necessary to make us operational:

1. Hire support staff, including a software development project manger, an office manager and a marketing manager. This is expected to cost approximately $33,333 per month once we are fully staffed.

2.   Create  the  EngineMax  software.  This  is  expected to cost approximately
     $250,000.

3.   Create  the  web  site.  This  is expected to cost approximately $50,000.

4. Launch our advertising and marketing campaign. This is expected to cost approximately $100,000 initially.

5. Purchase of equipment and supplies. This is expected to cost approximately $50,000.

We thus anticipate that we will be spending approximately $850,000 over the twelve-month period following an infusion of additional capital. We anticipate incurring continuing operating losses for the foreseeable future. We base this expectation, in part, on the fact that we will incur substantial operating expenses in completing the development of our software and web site and do not anticipate earning any revenues until sometime next year. As mentioned above, we will require additional financing in order to pursue this business plan.

Forward-Looking  Statements

Many statements made in this report are forward-looking statements that are not based on historical facts. Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements. The forward-looking statements made in this report relate only to events as of the date on which the statements are made.

Item  7.  Financial  Statements

Index  to  Financial  Statements:

1.     Independent  Auditors'  Report;

2. Audited Financial Statements for the year ended December 31, 2001, including:

     a.   Balance  Sheets  as  at  December  31,  2001  and  2000;

     b. Statements of Changes in Capital Deficit for the period from September 14, 1999 (inception) to December 31, 2001;

     c. Statements of Operations for the years ended December 31, 2001 and 2000 and for the cumulative period from September 14, 1999 (inception) to December 31, 2001;

     d. Statements of Cash Flows for the years ended December 31, 2001 and 2000 and for the cumulative period from September 14, 1999 (inception) to December 31, 2001;

     e.   Summary  of  Significant  Accounting  Policies

     f.   Notes  to  Financial  Statements.

First  Cypress  Technologies,  Inc.
(A  Development  Stage  Company)
Financial  Statements
For  the  years  ended  December  31,  2001  and  2000
(Expressed  in  US  Dollars)






                                                              Contents

Independent  Auditors'  Report

Financial  Statements

     Balance  Sheets

     Statements  of  Changes  in  Capital  Deficit

     Statements  of  Operations

     Statements  of  Cash  Flows

     Summary  of  Significant  Accounting  Policies

     Notes  to  Financial  Statements

                                                    Independent Auditors' Report



To the Directors and Stockholders of First Cypress Technologies, Inc.
(A  Development  Stage  Company)


We have audited the Balance Sheets of First Cypress Technologies, Inc. (a development stage company) as at December 31, 2001 and 2000 and the Statements of Changes in Capital Deficit, Operations and Cash Flows for the years then ended and for the cumulative period from September 14, 1999 (inception) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with United States generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of First Cypress Technologies, Inc. (a development stage company) as at December 31, 2001 and 2000 and the results of its operations, changes in capital deficit and cash flows for the years then ended and for the cumulative period from September 14, 1999 (inception) to December 31, 2001 in accordance with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has no established source of revenue and has suffered recurring losses from operations. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ BDO Dunwoody LLP

Chartered  Accountants

Vancouver,  Canada
April  10,  2002


                                             First  Cypress  Technologies,  Inc.
                                                (A  Development  Stage  Company)
                                                                 Balance Sheets
                                                       (Expressed in US Dollars)

December 31                                           2001        2000
                                                   ----------  ----------
Assets

Current
  Cash                                             $     313   $     427
================================================================================
Liabilities and Capital Deficit

Current
  Accounts payable and accrued liabilities         $  55,503   $  40,622
  Due to stockholder (Note 2)                        107,552      70,449
                                                   ----------------------

    Total liabilities                                163,055     111,071
                                                   ----------------------

Capital deficit
Share capital
Authorized:
  25,000,000 common shares with par value $0.001
Issued:
    7,057,500 common shares                            7,058       7,058
Additional paid-in capital                            24,592      24,592
Deficit accumulated during the development stage    (194,892)   (142,294)
                                                   ----------------------

Total capital deficit                               (162,742)   (110,644)
                                                   ----------------------

Total Liabilities and Capital Deficit              $     313   $     427
                                                   ======================





The accompanying significant accounting policies and notes are an integral part of these financial statements


                                            First  Cypress  Technologies,  Inc.
                                                  (A Development Stage Company)
                                       Statements of Changes in Capital Deficit
                                                      (Expressed in US Dollars)


From  the  period  September  14,  1999  (inception)  to  December  31,  2001
-----------------------------------------------------------------------------

                                                    Deficit
                                                    Accumulated
                       Common Stock      Additional in the      Total
                     ------------------- Paid-in    Development Capital
                     Shares     Amount   Capital    Stage       Deficit
------------------------------------------------------------------------------
Issuance of shares on
 incorporation in
 September 1999
 for cash at
 $0.001 per share     5,000,000  $ 5,000  $      -  $       -   $   5,000

Issuance of shares
 for cash in
 November 1999 at
 $0.01 per share      1,990,000    1,990    17,910          -      19,900

Issuance of shares
 for cash in
 December 1999
 at $0.10 per
 share                   67,500       68     6,682          -       6,750

Net loss and
 comprehensive loss           -        -         -    (33,298)    (33,298)
                      ----------------------------------------------------
Balance, December
 31, 1999             7,057,500    7,058    24,592    (33,298)     (1,648)

Net loss and
 comprehensive loss           -        -         -   (108,996)   (108,996)
                      ----------------------------------------------------

Balance, December
 31, 2000             7,057,500    7,058    24,592   (142,294)   (110,644)

Net loss and
 comprehensive loss           -        -         -    (52,098)    (52,098)
                      ----------------------------------------------------

Balance, December
 31, 2001             7,057,500  $ 7,058  $ 24,592  $(194,392)  $(162,742)
                      ====================================================


The accompanying significant accounting policies and notes are an integral part of these financial statements


                                             First  Cypress  Technologies,  Inc.
                                                   (A Development Stage Company)
                                                        Statements of Operations
                                                       (Expressed in US Dollars)

                                                                  Period from
                                                                 September 14
                                            For the years ended        1999
                                                December 31      (Inception) to
                                      -------------------------  December 31
                                       2001         2000         2001
Expenses
 Interest and bank charges             $    7,860   $    3,137   $   10,997
 Management fees (Note 4)                  12,000        1,000       13,000
 Other                                          -        1,170        1,241
 Professional fees                         26,238       97,689      142,154
 Rent and office services (Note 4)          6,000        6,000       12,000
 Software development                           -            -       15,000

Net loss for the period                $  (52,098)  $ (108,996)  $ (194,392)
===========================================================================
Loss per share                         $    (0.01)  $    (0.02)  $    (0.03)
===========================================================================
Weighted average shares outstanding     7,057,500    7,057,500    6,904,127
===========================================================================

The accompanying significant accounting policies and notes are an integral part of these financial statements


                                             First  Cypress  Technologies,  Inc.
                                                   (A Development Stage Company)
                                                        Statements of Cash Flows
                                                       (Expressed in US Dollars)

                                                                     Period from
                                                                     -----------
                                                    For the         September 14
                                                    years ended             1999
                                                  December 31     (Inception) to
                                               -------------------   December 31
                                                 2001        2000        2001
Cash flows from operating activities
 Net loss for the period                       $(52,098)  $(108,996)  $(194,392)

 Increase in liabilities
 Accounts payable and accrued liabilities        14,881      23,622      55,503
                                               ---------------------------------
   Cash used in operating activities            (37,217)    (85,374)   (138,889)
                                               ---------------------------------

Cash flows from financing activities
   Loans from stockholder                        37,103      70,449     107,552
 Proceeds from issuance of share capital                          -      31,650
                                               ---------------------------------

   Cash provided by financing activities         37,103      70,449     139,202
                                               ---------------------------------

Increase (decrease) in cash during the period      (114)    (14,925)        313

Cash, beginning of period                           427      15,352           -
                                               ---------------------------------

Cash, end of period                            $    313   $     427   $     313
================================================================================
Supplemental information
 Interest and taxes paid                       $      -   $       -   $       -
================================================================================


The accompanying significant accounting policies and notes are an integral part of these financial statements

                                                First Cypress Technologies, Inc.
                                                   (A Development Stage Company)
                                      Summary of Significant Accounting Policies
                                                       (Expressed in US Dollars)

December  31,  2001  and  2000
------------------------------

Basis  of  Presentation

These financial statements are stated in US dollars and are prepared in accordance with US generally accepted accounting principles. The Company is currently in the development stage and presents its financial statements in accordance with Statement of Financial Accounting Standard ("SFAS") No. 7,
"Accounting  and  Reporting  by  Development  Stage  Enterprises".

Software  Development  Costs

Under the provisions of SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed", certain costs incurred in the internal development of computer software which is to be licensed to customers are capitalized. Amortization of capitalized software costs is provided upon commercial release of the products at the greater of the amount using (i) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues of that product or, (ii) the straight-line method over the remaining estimated economic life of the product including the year being reported on. Costs that are capitalized as part of internally developed software primarily include direct and indirect costs associated with payroll, computer time and allocable depreciation and other direct allocable costs, among others. All costs incurred prior to the establishment of technological feasibility are expensed as research and development costs during the years in which they were incurred. Capitalization stops when the product is available for general release. The amount by which unamortized software costs exceeds the net realizable value, if any, is recognized as expense in the year it is determined. The Company will evaluate the net realizable value of capitalized computer software costs and intangible assets on an ongoing basis relying on a number of factors including operating results, business plans, budgets and economic projections.

Physical assets that are acquired for development activities that have an alternate future use will be capitalized.

For  the  years  ended  December  31,  2001 and 2000, no costs were capitalized.

Use  of  Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.
Actual results could differ from management's best estimates as additional information becomes available in the future.

Income Taxes

The Company follows the provisions of SFAS No. 109, "Accounting for Income Taxes", which requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns using the liability method. Under this method, deferred tax liabilities and assets are determined based on the temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted rates in effect in the years in which the differences are expected to reverse.

                                                First Cypress Technologies, Inc.
                                                   (A Development Stage Company)
                                      Summary of Significant Accounting Policies
                                                       (Expressed in US Dollars)

December  31,  2001  and  2000
------------------------------

Revenue  Recognition

Since inception the Company has not generated any revenues and has not completed development of its software to the stage of determining how revenues will be generated from the software. The Company will recognize revenue related to software licenses and software maintenance in compliance with Statement of Position No. 97-2, "Software Revenue Recognition".

It is anticipated that the Company will license software under noncancellable license agreements and provide maintenance services, consisting of product support services and periodic updates. License fee revenues will generally be recognized when a noncancellable license agreement has been signed, the software product has been shipped, there are no uncertainties surrounding product acceptance, there are no significant vendor obligations, the fees are fixed and determinable, and collection is considered probable. Revenues from maintenance agreements will be recognized ratably over the maintenance period.

Financial  Instruments

The Company's financial instruments consist of cash, accounts payable and accrued liabilities and a loan from a shareholder. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values due to the short-term or demand nature of the instruments.

Loss  Per  Share

Loss per share is computed in accordance with SFAS No. 128, "Earnings Per Share". Basic loss per share is calculated by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding for the period. There is no diluted loss per share because there are no common stock equivalents.

New  Accounting  Pronouncements

In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued. SFAS No. 133 requires companies to recognize all derivatives contracts as either assets or liabilities on the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

                                                First Cypress Technologies, Inc.
                                                   (A Development Stage Company)
                                      Summary of Significant Accounting Policies
                                                       (Expressed in US Dollars)

December  31,  2001  and  2000
------------------------------

New  Accounting  Pronouncements  -
Continued

Historically, the Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, adoption of the new standards on January 1, 2001 did not affect the Company's financial statements.

In June 2001, the Financial Accounting Standards Board ("FASB") finalized SFAS Statements No. 141, Business Combinations (SFAS 141), and No 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling of interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

The Company will adopt these standards effective for its fiscal year commencing January 1, 2002. Such adoption is not expected to affect the Company's financial statements in respect of historical transactions. Future acquisitions are required to adhere to these new standards. In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, is to be applied prospectively. The implementation of this new standard is not expected to have a material effect on the Company's financial statements.

                                                First Cypress Technologies, Inc.
                                                   (A Development Stage Company)
                                                   Notes to Financial Statements
                                                       (Expressed in US Dollars)

December  31,  2001  and  2000
------------------------------

1.  Nature  of  Business  and  Ability  to  Continue  Operations
----------------------------------------------------------------

First Cypress Technologies, Inc. was incorporated on September 14, 1999 under the laws of the State of Nevada. The Company is in the process of developing an Internet computer software program known as EngineMax. The EngineMax computer software program will be designed to automate the process of submission of Internet web page information to major Internet search engines.

These accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at December 31, 2001, the Company has recognized no revenue and has accumulated operating losses of $194,392 since its inception, has a working capital deficiency of $162,742 and has been relatively inactive during the years ended December 31, 2001 and 2000. The continuation of the Company is dependent upon the continuing financial support of creditors and stockholders and obtaining long-term financing as well as achieving a profitable level of operations. Management plans to raise equity capital to finance the operations and capital requirements of the Company. It is management's intention to raise new equity financing of approximately $850,000 within the upcoming year. Amounts raised will be used to complete the development of the EngineMax software, commence development of the Company's web site, undertake an advertising and marketing campaign and purchase necessary equipment and supplies for the operation of the business. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might arise from this uncertainty.
--------------------------------------------------------------------------------

2.  Due  to  Stockholder

Amounts due to a stockholder are unsecured and repayable on demand with interest at 8% per annum. Interest expense accrued in respect of these advances totalled $7,746 for the year ended December 31, 2001 (2000 - $2,980).

                                                First Cypress Technologies, Inc.
                                                   (A Development Stage Company)
                                                   Notes to Financial Statements
                                                       (Expressed in US Dollars)

December  31,  2001  and  2000
------------------------------

3.  Income  Taxes

The  tax  effects  of  temporary  differences  that  give  rise to the Company's deferred  tax  assets  are  as  follows:
                                2001         2000
                           -------------------------
Net  operating  losses     $   65,960     $ 47,400
      Valuation allowance     (65,960)     (47,400)
                           -------------------------
Deferred tax asset
 (liability)               $        -     $      -
                           =========================

The provision for income taxes differs from the amount computed using the federal statutory income tax rate as follows:

                                 For the years ended
                                     December 31
                                    2001     2000
                           -------------------------
Provision  (benefit)  at
 the  federal
 statutory rate            $  (17,713)    $(37,100)
Permanent differences
 and other                       (847)           -
Increase in valuation
 allowance                     18,560       37,100
                           -------------------------
                           $        -     $      -
                           =========================

At December 31, 2001, the Company had losses available for income tax purposes of approximately $194,000 which expire as follows:

   2019     -      $    33,300
   2020     -          108,700
   2021     -           52,000
                    ----------

                    $  194,000
                    ==========
The Company evaluates its valuation allowance requirements based on projected future operations. Management has recorded a valuation allowance because it believes it is more likely than not that the future income tax benefits of the current loss will not be realized. When circumstances change and this causes a change in management's judgement about the recoverability of deferred tax assets, the impact of the change on the valuation allowance will be reflected in current income.

                                                First Cypress Technologies, Inc.
                                                   (A Development Stage Company)
                                                   Notes to Financial Statements
                                                       (Expressed in US Dollars)

December  31,  2001  and  2000
------------------------------

4.  Related  Party  Transactions

Related party transactions not disclosed elsewhere in these financial statements are as follows:

                                                            2001        2000
                                                            ------------------

Rent  and  office  services  paid  to
 the President of the Company                               $  6,000 $  6,000
 Management fees paid to the President of the Company       $ 12,000 $  1,000

Related party transactions are recorded at the exchange amount, being the amount established and agreed to by the related parties.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not  applicable.

                                    PART III

Item  9.  Directors  and  Executive  Officers  of  the  Registrant

Name of Director           Age
----------------          -----
Robert Rosner              37
Carl Chow                  31

Executive Officers:

Name of Officer            Age    Office
----------------          -----   -------
Robert Rosner              37     President and Chief Executive Officer
Carl Chow                  31     Secretary, Treasurer and Chief Financial
                                  Officer

Set forth below is a brief description of the background and business experience of each of our executive officers and directors for the past five years.

Mr. Robert Rosner is our president and chief executive officer and is a member of our board of directors. Mr. Rosner was appointed to our board of directors on September 15, 1999. Mr. Rosner was appointed as our president on September 15, 1999. Mr. Rosner has been the owner and the president of Rosner Communications Inc. since July 1985. Rosner Communications Inc. provides consulting services to public companies. Mr. Rosner has been the president and a director of Moreno Ventures Inc., a company listed on the Canadian Venture Exchange, since July 1994. Mr. Rosner has been the president and a director of Fortuna Ventures Inc., a company listed on the Canadian Venture Exchange, since June 1996. Mr. Rosner has been the president and a director of Superior Networks, Inc., a company listed on the NASD-OTC Bulletin Board, since February 2002. Mr. Rosner was a director of Global Tree Technologies, Inc., a company currently listed on the Canadian Venture Exchange, from May 1993 to February 1998. Moreno Ventures, Inc. and Fortuna Ventures, Inc. are both companies engaged in the business of mineral exploration. Global Tree Technologies, Inc. is a company engaged in the business of marketing of a fast growing tree for production of wood products. Mr. Rosner has been a member of the Independent Order of Foresters since 1989, and a member of its executive committee in 1994. Mr. Rosner spends approximately 50% of his time on our business.

Mr. Carl Chow is our secretary, treasurer and chief financial officer and a member of our board of directors. Mr. Chow was appointed to our board of directors on September

15, 1999. Mr. Chow was appointed our secretary and treasurer on September 15, 1999. Mr. Chow is the general manager of Viva Club, a restaurant located in Richmond, British Columbia, Canada. Mr. Chow has been the general manager of Viva Club from April 1999 to present where his principal duties are overseeing daily operations and serving as Director of Promotions and Marketing. Mr. Chow is also presently an assistant manager with Rogers Cable Systems where he attends to customer needs and complaints in regards to cable related problems, ensures employee quality control for customer care services and trains employees for operational systems of network and computers. Mr. Chow joined Rogers Cable Systems in May 1995. Mr. Chow was the general manager of Neway Holding and Trading, a company in the automotive parts and accessories business, from February 1994 to October 1996. His duties included performing marketing and sales training. Mr. Chow was a special events coordinator for Equity Magazine from October 1991 to April 1993. He principally marketed and organized motivational speakers for small business and entrepreneurs. Mr. Chow received his diploma in business education from the British Columbia Institute of Technology in 1991. Mr. Chow spends approximately 50% of his time on our business.

Term  of  office

Our Directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Significant  Employees

Other than the individual described below, we do not have any employees who are not executive officers that are expected to make a significant contribution to the business.

Section  16(a)  Beneficial  Ownership  Reporting  Compliance

The following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during the most recent fiscal year:


                            Number   Transactions   Known Failures
                            Of late   Not Timely      To File a
Name and principal position Reports    Reported     Required Form
--------------------------  -------  -------------- -------------
Robert Rosner               One           0               0
President and Chief         (Form  3)
Executive Officer

Carl Chow                   One           0               0
Secretary, Treasurer and    (Form  3)
Chief Financial Officer

Item  10.  Executive  Compensation

                            Annual Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal year ended December 31, 2000



                           Annual  Compensation         Long  Term  Compensation
                           --------------------         ------------------------
                                                Other                                   All
                                                Annual                                  Other
                                                Com-    Restricted                      Com-
                                                pen-    Stock    Options/  LTIP         pen-
Name            Title     Year  Salary   Bonus  sation  Awarded  SARs (#)  payouts ($)  sation
------------  ----------  ----  -------  -----  ------  -------  --------  -----------  ------

Robert        President,  2000  $  1000      0       0        0         0            0       0
Rosner        CEO and     2001  $12,000
              Director          (1)


Carl          Secretary,  2000  $     0      0       0        0         0            0       0
Chow          Treasurer,  2001  $     0
              CFO and
              Director

     (1) Mr. Rosner has not received any of this $12,000 shown as a salary. This amount has been deferred due to the financial constraints of the company.


Stock  option  grants

We did not grant any stock options to the executive officers during our most recent fiscal year ended December 31, 2001. We have also not granted any stock options to the executive officers since December 31, 2001.

Employment  agreements

We do not have an employment or consultant agreement with Mr. Robert Rosner, our president and a director. Mr. Rosner provides his services to us on a part-time basis. Effective December 1, 2000, First Cypress began paying Mr. Rosner a management fee in the amount of $1,000 per month. Due to First Cypress' financial condition, for the entire fiscal year of 2001, Mr. Rosner's management fees have not been paid and instead have been accrued as an expense.

We do not have an employment or consultant agreement with Mr. Carl Chow, our secretary, treasurer and chief financial officer and a director. We do not pay any salary or consulting fees to Mr. Chow.

Item  11.  Security  Ownership  of  Certain  Beneficial  Owners  and  Management

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding common stock as of April 27, 2001, and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

                                                       Amount of         Percent
                           Name and address            beneficial        of
Title of Class             of beneficial owner         ownership         class
                           -----------------------------------------------------
Common Stock               Robert Rosner               2,500,000 shares   35.4%
                           Director, President &
                           Chief Executive Officer
                           Unit 3362-349 W. Georgia Street
                           Vancouver, BC  V6B3Y3

Common Stock               Carl Chow                   2,500,000 shares   35.4%
                           Director, Secretary,
                           Treasurer
                           & Chief Financial Officer
                           6142 Beatrice St.
                           Vancouver, BC V5P 3R2

Common Stock               All Officers and Directors  5,000,000 shares   70.8%
                           as a Group that consists of
                           2 persons.
--------------------------------------------------------------------------------


The percent of class is based on 7,057,500 shares of common stock issued and outstanding as of April 10, 2002.

Under the rules of the Securities and Exchange Commission, a person (or group of persons) is deemed to be a "beneficial owner" of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security, which that person has the right to acquire within 60 days, such as options or warrants to purchase the common stock of First Cypress.

Item  12.  Certain  Relationships  and  Related  Transactions

None of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

-    Any  of  our  directors  or  officers;
-    Any  person  proposed  as  a  nominee  for  election  as  a  director;
- Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;
-    Any  of  our  promoters;
- Any relative or spouse of any of the foregoing persons who has the same house as such person.

We pay $500 per month to Mr. Rosner for office expenses and the use of office facilities. This agreement is on a month-to-month basis and can be terminated at any time.

Mr. Rosner has loaned First Cypress $107,552 in funds to support the on-going expenses of the company. This amount is unsecured and repayable on demand with interest at 8% per annum.


Item  13.  Exhibits  and  Reports  on  Form  8-K


(a)     Exhibits  and  Index  of  Exhibits


  Exhibit
  Number                         Description of Exhibit
--------------     -------------------------------------------------------------
3.1                Articles  of  Incorporation(1)
3.2                Bylaws,  as  amended(1)
4.1                Share  Certificate(1)
99                 Risk  Factors
--------------------------------------------------------------------------------
(1) Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant's Form SB-2 Registration Statement, as amended on April 27, 2001.


(b)     Reports  on  Form  8-K.

No reports on Form 8-K were filed during the last quarter of our fiscal year ended December 31, 2001.

No  reports  on  Form  8-K  have  been  filed  since  December  31,  2001.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

First  Cypress  Technologies,  Inc.

Date:  April  15,  2002


By:    /s/ Robert Rosner
       ----------------------------------------
       Robert Rosner,
       President and Chief Executive Officer
       (Principal Executive Officer)
       Director


In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:    /s/ Carl Chow
       ----------------------------------------
       Carl Chow,
       Secretary and Treasurer and Chief Financial Officer
       (Principal Accounting Officer and Principal Financial Officer)
       Director