Form 10QSB
period 2002-03-31
FIRST CYPRESS TECHNOLOGIES INC
filed 2002-05-15
CIK 1108943

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For  the  quarterly  period  ended  March  31,  2002

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

     For  the  transition  period         to


          Commission  File  Number          000-32747
                                            ---------

                        FIRST CYPRESS TECHNOLOGIES, INC.
          -----------------------------------------------------------------
          (Exact name of small Business Issuer as specified in its charter)

Nevada                                            98-0218688
-------------------------------                   ----------------------------
(State or other jurisdiction of                   (IRS Employer Identification
incorporation or organization)                    No.)


1281 West Georgia Street, Suite No. 501
Vancouver, British Columbia                       V6E  3J7
---------------------------------------           ----------
(Address of principal executive offices)          (Zip Code)

Issuer's telephone number, including area code:   604-817-1441


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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 7,057,500 Shares of $.001 par value Common Stock outstanding as of May 13, 2002.

                         PART 1 - FINANCIAL INFORMATION

Item  1.          Financial  Statements

Because the accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. Although these financials are presented in this condensed format, we believe that the disclosures are adequate to make the information presented not misleading.

                         First  Cypress  Technologies,  Inc.
                          (A  Development  Stage  Company)
                               Financial  Statements
                        For  the  three-month  periods  ended
                             March  31,  2002  and  2001
                      (Unaudited  -  Expressed  in  US  Dollars)





                                                                        Contents
--------------------------------------------------------------------------------

Financial  Statements

     Balance  Sheets

     Statements  of  Changes  in  Capital  Deficit

     Statements  of  Operations

     Statements  of  Cash  Flows

     Notes  to  Financial  Statements

--------------------------------------------------------------------------------
                                                First Cypress Technologies, Inc.
                                                   (A Development Stage Company)
                                                                  Balance Sheets
                                                       (Expressed in US Dollars)


                                                      March 31     December 31
                                                          2002            2001
--------------------------------------------------------------------------------
                                                     (Unaudited)
Assets

Current
  Cash                                              $      279     $      313
================================================================================

Liabilities and Capital Deficit

Current

  Accounts payable and accrued liabilities          $   46,584     $   55,503
  Due to stockholder (Note 2)                          119,694        107,552
                                                    ----------------------------
      Total liabilities                                166,278        163,055
                                                    ----------------------------

Capital deficit
  Share capital
    Authorized:
      25,000,000 common shares with par value $0.001
    Issued:
       7,057,500 common shares                           7,058          7,058
  Additional paid-in capital                            24,592         24,592
  Deficit accumulated in the development stage        (197,649)      (194,392)
                                                    ----------------------------

      Total capital deficit                           (165,999)      (162,742)
                                                    ----------------------------

Total Liabilities and Capital Deficit               $      279     $      313
================================================================================






   The accompanying notes are an integral part of these financial statements.

--------------------------------------------------------------------------------------
                                                      First Cypress Technologies, Inc.
                                                         (A Development Stage Company)
                                              Statements of Changes in Capital Deficit
                                                 (Unaudited - Expressed in US Dollars)


From the period September 14, 1999 (inception) to March 31, 2002
----------------------------------------------------------------------------------------

                                                                      Deficit
                                                                  Accumulated
                                     Common Stock   Additional         in the      Total
                                                       Paid-in    Development    Capital
                                   Shares    Amount    Capital          Stage    Deficit
----------------------------------------------------------------------------------------

Issuance of shares on
incorporation in September 1999
for cash at $0.001 per share      5,000,000  $ 5,000   $      -   $       -   $   5,000

Issuance of shares for cash in
 November 1999 at $0.01 per
 share                            1,990,000    1,990     17,910           -      19,900

Issuance of shares for cash in
 December 1999 at $0.10 per
 share                               67,500       68      6,682           -       6,750

Net loss and comprehensive loss           -        -          -     (33,298)    (33,298)
                                  ------------------------------------------------------

Balance, December 31, 1999        7,057,500    7,058     24,592     (33,298)     (1,648)

Net loss and comprehensive loss           -        -          -    (108,996)   (108,996)
                                  ------------------------------------------------------

Balance, December 31, 2000        7,057,500    7,058     24,592    (142,294)   (110,644)

Net loss and comprehensive loss           -        -          -     (52,098)    (52,098)
                                  ------------------------------------------------------

Balance, December 31, 2001        7,057,500    7,058     24,592    (194,392)   (162,742)

Net loss and comprehensive loss           -        -          -      (3,257)     (3,257)
                                  ------------------------------------------------------

Balance, March 31, 2002           7,057,500  $ 7,058   $ 24,592   $(197,649)  $(165,999)
                                  ======================================================




   The accompanying notes are an integral part of these financial statements.

--------------------------------------------------------------------------------
                                                First Cypress Technologies, Inc.
                                                   (A Development Stage Company)
                                                        Statements of Operations
                                           (Unaudited - Expressed in US Dollars)

                                                                    Period from
                                        For the three-month        September 14
                                           periods ended                   1999
                                              March 31           (inception) to
                                      ------------------------         March 31
                                            2002         2001              2002
--------------------------------------------------------------------------------

Expenses
  Interest and bank charges            $    2,234   $    1,410   $   13,231
  Management fees (Note 3)                  3,000        3,000       16,000
  Other                                         -           42        1,241
  Professional fees (recovery)             (3,477)         583      138,677
  Rent and office services (Note 3)         1,500        1,500       13,500
  Software development                          -            -       15,000
                                       -----------------------------------------

Net loss for the period                $   (3,257)  $   (6,535)  $ (197,649)
================================================================================

Loss per share                         $    (0.00)  $    (0.00)  $    (0.03)
================================================================================

Weighted average shares outstanding     7,057,500    7,057,500    6,918,836
================================================================================



   The accompanying notes are an integral part of these financial statements.

--------------------------------------------------------------------------------
                                                First Cypress Technologies, Inc.
                                                   (A Development Stage Company)
                                                        Statements of Cash Flows
                                           (Unaudited - Expressed in US Dollars)

                                                                     Period from
                                               For the three-month  September 14
                                                  periods ended             1999
                                                     March 31     (inception) to
                                               --------------------     March 31
                                                    2002       2001         2002
--------------------------------------------------------------------------------

Cash flows from operating activities
  Net loss for the period                      $ (3,257)  $ (6,535)  $(197,649)

  Decrease in liabilities
    Accounts payable and accrued
     liabilities                                 (8,919)    (3,622)     46,584
                                               ---------------------------------

     Cash used in operating activities          (12,176)   (10,157)   (151,065)
                                               ---------------------------------

Cash flows from financing activities
  Loans from stockholder                         12,142     10,130     119,694
  Proceeds from issuance of share capital             -          -      31,650
                                               ---------------------------------

     Cash provided by financing activities       12,142     10,130     151,344
                                               ---------------------------------

Increase (decrease) in cash during the period       (34)       (27)        279

Cash, beginning of period                           313        427           -
                                               ---------------------------------

Cash, end of period                            $    279   $    400   $     279
================================================================================

Supplemental information
  Interest and taxes paid                      $      -   $      -   $       -
================================================================================




   The accompanying notes are an integral part of these financial statements.

--------------------------------------------------------------------------------
                                                First Cypress Technologies, Inc.
                                                   (A Development Stage Company)
                                                   Notes to Financial Statements
                                           (Unaudited - Expressed in US Dollars)

March 31, 2002 and 2001
--------------------------------------------------------------------------------

1.  Nature  of  Business  and  Ability  to  Continue  Operations

First Cypress Technologies, Inc. was incorporated on September 14, 1999 under the laws of the State of Nevada. The Company is in the process of developing an Internet computer software program known as EngineMax. The EngineMax computer software program will be designed to automate the process of submission of Internet web page information to major Internet search engines.

The interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the audited financial statements of the Company for the years ended December 31, 2001 and 2000 included in the Company's 10-KSB Annual Report. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

These accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at March 31, 2002, the Company has recognized no revenue and has accumulated operating losses of $197,649 since its inception, has a working capital deficiency of $165,999 and has been relatively inactive through the period ended March 31, 2002. The continuation of the Company is dependent upon the continuing financial support of creditors and stockholders and obtaining long-term financing as well as achieving a profitable level of operations. Management plans to raise equity capital to finance the operations and capital requirements of the Company. It is management's intention to raise new equity financing of approximately $850,000 within the upcoming year. Amounts raised will be used to complete the development of the EngineMax software, commence development of the Company's web site, undertake an advertising and marketing campaign and purchase necessary equipment and supplies for the operation of the business. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might arise from this uncertainty.

--------------------------------------------------------------------------------
                                                First Cypress Technologies, Inc.
                                                   (A Development Stage Company)
                                                   Notes to Financial Statements
                                           (Unaudited - Expressed in US Dollars)

March 31, 2002 and 2001
--------------------------------------------------------------------------------

2.  Due  to  Stockholder

Amounts due to a stockholder are unsecured and repayable on demand with interest at 8% per annum. Interest expense accrued in respect of these advances totalled $2,200 for the three months ended March 31, 2002 (2001 - $1,410).

--------------------------------------------------------------------------------

3.  Related  Party  Transactions

Related party transactions not disclosed elsewhere in these financial statements are as follows:

                                                              2002     2001
                                                          ------------------
  Rent and office services paid to the President
    of the Company                                        $  1,500  $  1,500
  Management fees paid to the President of the
    Company                                               $  3,000  $  3,000

Related party transactions are recorded at the exchange amount, being the amount established and agreed to by the related parties.

--------------------------------------------------------------------------------

4.  New  Accounting  Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") finalized Statement of Financial Accounting Standards ("SFAS") Statements No. 141,
"Business Combinations" (SFAS 141), and No 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling of interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

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

--------------------------------------------------------------------------------
                                                First Cypress Technologies, Inc.
                                                   (A Development Stage Company)
                                                   Notes to Financial Statements
                                           (Unaudited - Expressed in US Dollars)

March 31, 2002 and 2001
--------------------------------------------------------------------------------

4.  New  Accounting  Pronouncements  -  Continued

The Company adopted these standards effective for its fiscal year commencing January 1, 2002. Such adoption did not affect the Company's financial statements in respect of historical transactions. Future acquisitions are required to adhere to these new standards.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, is to be applied prospectively. The implementation of this new standard did not have a material effect on the Company's financial statements.

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

Plan  of  Operations

As of March 31, 2002, we have been unsuccessful in our efforts to raise additional capital to meet our plan of operations. As a result, our operations have been inactive. Our cash position as of March 31, 2002 was $279. Since inception, we have recognized no revenue. We have accumulated operating losses of $197,649 and we have a working capital deficiency of $165,999. In order to satisfy our ongoing expenses, Robert Rosner, President and CEO, has loaned us a total of $119,694 since our inception, repayable on demand with interest at a rate of 8% per annum.

Over the past twelve months, we have experienced difficulties in obtaining financing for our business for the purposes of developing the EngineMax software. Because of these difficulties, during this past quarter we have shifted some of our focus to investigating other business opportunities. These opportunities include possible acquisitions or joint venture arrangements in other software and automotive technologies. We can provide no assurance that these efforts in exploring possible acquisitions or joint venture arrangements will come to fruition. Additionally, if any new ventures are successfully negotiated, we can provide no assurance that such new venture will achieve commercialization or that we will have enough financial resources to fully develop the new venture. Although we will continue to explore financing options based upon our existing business plan, which includes the EngineMax software, our plan of operations for the next 12 months will also include further investigation of forming partnerships with other entities and researching other business opportunities.

In the event we are not successful in raising additional financing, we anticipate that we will not be able to proceed with our business plan for the development and marketing of the EngineMax software and that our business may fail if another business opportunity does not present itself. Accordingly, our financial statements contain note disclosures describing the circumstances that lead there to be doubt over our ability to continue as a going concern.

In order to explore other business opportunities and pursue our existing business plan, we are dependent upon the continuing financial support of creditors and stockholders until such time when we are successful in raising equity capital to finance the operations and capital requirements of the

Company. We anticipate that if we are successful in raising additional capital, the financing would be an equity financing through the sale of our common stock. This financing would cause existing shareholders to experience dilution of their interest in our company.

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

In building our internal administrative and managerial organization, we will seek to minimize the hiring of full-time employees. If we raise additional capital, our full-time positions will be limited to the president/CEO, CFO, a software development project manger, an office manager, and a marketing manager. We also may hire other part-time and contract people to provide assistance to these roles. We project that the cost of these employees will not exceed
$400,000  over  a  twelve  month  period.

If we are successful in obtaining additional funds, we will need to build an internal enhancement, support and marketing infrastructure for the business. We anticipate spending approximately $50,000 on the purchase of necessary equipment and supplies.

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

In summary, we anticipate the following steps will be necessary to make us operational:

1. Hire support staff, including a software development project manager, an office manager and a marketing manager. This is expected to cost approximately $33,333 per month once we are fully staffed.

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

FIRST CYPRESS TECHNOLOGIES, INC.

Date:   May 14, 2002



By:  /s/ Robert Rosner
    ----------------------------
     Robert Rosner
     President, CEO and Director