Form 10QSB
period 2002-06-30
FIRST CYPRESS TECHNOLOGIES INC
filed 2002-08-14
CIK 1108943

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For  the  quarterly  period  ended  June  30,  2002

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

        For  the  transition  period      to


          Commission  File  Number          000-32747
                                            ---------

                        FIRST CYPRESS TECHNOLOGIES, INC.
          -----------------------------------------------------------------
          (Exact name of small Business Issuer as specified in its charter)

Nevada                                                98-0218688
-------------------------------                       -------------------
(State or other jurisdiction of                       (IRS Employer
incorporation or organization)                        Identification No.)


1281 West Georgia Street, Suite No. 501
Vancouver, British Columbia                           V6E  3J7
--------------------------------------------          ------------
(Address of principal executive offices)              (Zip Code)

Issuer's telephone number, including area code:       604-817-1441


                                      None
               ---------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days  [  X  ]  Yes    [  ]  No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 7,057,500 Shares of $.001 par value Common Stock outstanding as of June 30, 2002.

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

                             First  Cypress  Technologies,  Inc.
                               (A  Development  Stage  Company)
                                Interim  Financial  Statements
                             For  the  six-month  periods  ended
                                 June  30,  2002  and  2001
                         (Unaudited  -  Expressed  in  US  Dollars)






                                                                      Contents
--------------------------------------------------------------------------------

Interim  Financial  Statements

     Balance  Sheets

     Statements  of  Changes  in  Capital  Deficit

     Statements  of  Operations

     Statements  of  Cash  Flows

     Notes  to  Financial  Statements

--------------------------------------------------------------------------------
                                             First  Cypress  Technologies,  Inc.
                                                (A  Development  Stage  Company)
                                                          Interim Balance Sheets
                                                       (Expressed in US Dollars)



                                              June 30     December 31
                                                2002         2001
--------------------------------------------------------------------------------
                                           (Unaudited)

Assets

Current
  Cash                                       $     244   $     313
===================================================================

Liabilities and Capital Deficit

Current
  Accounts payable and accrued liabilities   $  43,026   $  55,503
  Due to stockholder (Note 2)                  135,759     107,552
                                             ----------------------
    Total liabilities                          178,785     163,055
                                             ----------------------


Capital deficit
  Share capital
    Authorized:
      25,000,000 common shares with
       par value $0.001
    Issued:
      7,057,500 common shares                    7,058       7,058
  Additional paid-in capital                    24,592      24,592
  Deficit accumulated in the development
   stage                                      (210,191)   (194,392)
                                             ----------------------


    Total capital deficit                     (178,541)   (162,742)
                                             ----------------------


Total Liabilities and Capital Deficit        $     244   $     313
===================================================================






      The accompanying notes are an integral part of these interim financial statements.

--------------------------------------------------------------------------------
                                             First  Cypress  Technologies,  Inc.
                                                   (A Development Stage Company)
                                Interim Statements of Changes in Capital Deficit
                                           (Unaudited - Expressed in US Dollars)


From  the  period  September  14,  1999  (inception)  to  June  30,  2002
--------------------------------------------------------------------------------


                                                                     Deficit
                                                                 Accumulated
                                     Common Stock     Additional      in the    Total
                                                      Paid-in    Development  Capital
                                   Shares    Amount   Capital        Stage    Deficit
--------------------------------------------------------------------------------------

Issuance of shares on
incorporation in September 1999
for cash at $0.001 per share      5,000,000  $ 5,000  $      -  $       -   $   5,000

Issuance of shares for cash in
 November 1999 at $0.01 per
 share                            1,990,000    1,990    17,910          -      19,900

Issuance of shares for cash in
 December 1999 at $0.10 per
 share                               67,500       68     6,682          -       6,750

Net loss and comprehensive loss           -        -         -    (33,298)    (33,298)
                                  ----------------------------------------------------

Balance, December 31, 1999        7,057,500    7,058    24,592    (33,298)     (1,648)

Net loss and comprehensive loss           -        -         -   (108,996)   (108,996)
                                  ----------------------------------------------------


Balance, December 31, 2000        7,057,500    7,058    24,592   (142,294)   (110,644)

Net loss and comprehensive loss           -        -         -    (52,098)    (52,098)
                                  ----------------------------------------------------


Balance, December 31, 2001        7,057,500    7,058    24,592   (194,392)   (162,742)

Net loss and comprehensive loss           -        -         -    (15,799)    (15,799)
                                  ----------------------------------------------------


Balance, June 30, 2002            7,057,500  $ 7,058  $ 24,592  $(210,191)  $(178,541)
                                  ====================================================





      The accompanying notes are an integral part of these interim financial statements.

-----------------------------------------------------------------------------------------------------
                                                                  First  Cypress  Technologies,  Inc.
                                                                        (A Development Stage Company)
                                                                     Interim Statements of Operations
                                                                (Unaudited - Expressed in US Dollars)

                                                                                          Period from
                                           For the three-month     For the six-month     September 14
                                            periods ended            periods ended               1999
                                               June 30                  June 30        (inception) to
                                      --------------------------------------------------      June 30
                                         2002         2001         2002         2001             2002
-----------------------------------------------------------------------------------------------------

Expenses
  Interest and bank charges           $    2,473   $    1,730   $    4,707   $    3,182   $   15,704
  Management fees (Note 3)                 3,000        3,000        6,000        6,000       19,000
  Other                                      438            -          438            -        1,679
  Professional fees                        5,131        7,745        1,654        8,328      143,808
  Rent and office services (Note 3)        1,500        1,500        3,000        3,000       15,000
  Software development                         -            -            -            -       15,000
                                      ---------------------------------------------------------------
Net loss for the period               $  (12,542)  $  (13,975)  $  (15,799)  $  (20,510)  $ (210,191)
=====================================================================================================
Loss per share                        $   (0.002)  $   (0.002)  $   (0.002)  $   (0.003)  $    (0.03)
=====================================================================================================


Weighted average shares outstanding    7,057,500    7,057,500    7,057,500    7,057,500    6,747,478
=====================================================================================================





      The accompanying notes are an integral part of these interim financial statements.

--------------------------------------------------------------------------------
                                             First  Cypress  Technologies,  Inc.
                                                   (A Development Stage Company)
                                                Interim Statements of Cash Flows
                                           (Unaudited - Expressed in US Dollars)



                                                                     Period from
                                                 For the six-month  September 14
                                                   periods ended            1999
                                                      June 30     (inception) to
                                                --------------------     June 30
                                                   2002       2001          2002
--------------------------------------------------------------------------------

Cash flows from operating activities
  Net loss for the period                       $(15,799)  $(20,510)  $(210,191)

  Increase (decrease) in liabilities
    Accounts payable and accrued liabilities     (12,477)     4,108      43,026
                                                --------------------------------
      Cash used in operating activities          (28,276)   (16,402)   (167,165)
                                                --------------------------------


Cash flows from financing activities
  Loans from stockholder                          28,207     16,348     135,759


  Proceeds from issuance of share capital              -          -      31,650
                                                --------------------------------


    Cash provided by financing activities         28,207     16,348     167,409
                                                --------------------------------


Increase (decrease) in cash during the period        (69)       (54)        244

Cash, beginning of period                            313        427           -
                                                --------------------------------


Cash, end of period                             $    244   $    373   $     244
================================================================================

Supplemental information
  Interest and taxes paid                       $      -   $      -   $       -
================================================================================





      The accompanying notes are an integral part of these interim financial statements.

--------------------------------------------------------------------------------
                                                First Cypress Technologies, Inc.
                                                   (A Development Stage Company)
                                           Notes to Interim Financial Statements
                                           (Unaudited - Expressed in US Dollars)

June  30,  2002  and  2001
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

These accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at June 30, 2002, the Company has recognized no revenue and has accumulated operating losses of $210,191 since its inception, has a working capital deficiency of $178,541 and has been relatively inactive through the period ended June 30, 2002. The continuation of the Company is dependent upon the continuing financial support of creditors and stockholders and obtaining long-term financing as well as achieving a profitable level of operations. Management plans to raise equity capital to finance the operations and capital requirements of the Company. It is management's intention to raise new equity financing of approximately $850,000 within the upcoming year. Amounts raised will be used to complete the development of the EngineMax software, commence development of the Company's web site, undertake an advertising and marketing campaign and purchase necessary equipment and supplies for the operation of the business. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

--------------------------------------------------------------------------------

                                                First Cypress Technologies, Inc.
                                                   (A Development Stage Company)
                                           Notes to Interim Financial Statements
                                           (Unaudited - Expressed in US Dollars)

June  30,  2002  and  2001
--------------------------------------------------------------------------------



2.  Due  to  Stockholder

Amounts due to a stockholder are unsecured and repayable on demand with interest at 8% per annum. Interest expense accrued in respect of these advances totalled $4,638 for the six months ended June 30, 2002 (2001 - $3,140).

--------------------------------------------------------------------------------



3.  Related  Party  Transactions

Related party transactions not disclosed elsewhere in these financial statements are as follows:

                                                           For six-month
                                                           periods ended
                                                              June 30
                                                           2002     2001
                                                        ------------------

Rent and office services paid to
  the President of the Company                          $  3,000 $  3,000
Management fees paid to the President
  of the Company                                        $  6,000 $  6,000

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

--------------------------------------------------------------------------------
                                                First Cypress Technologies, Inc.
                                                   (A Development Stage Company)
                                           Notes to Interim Financial Statements
                                           (Unaudited - Expressed in US Dollars)

June  30,  2002  and  2001
--------------------------------------------------------------------------------



4.  New  Accounting  Pronouncements  -  Continued

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

Plan  of  Operations

First Cypress Technologies, Inc. was incorporated on September 14, 1999 under the laws of the State of Nevada. Our company's business plan is to develop an Internet computer software program known as EngineMax. The EngineMax computer software program will be designed to automate the process of submission of Internet web page information to major Internet search engines.

As of June 30, 2002, we have been unsuccessful in our efforts to raise additional capital to meet our plan of operations. As a result, our operations have been inactive. Our cash position as of June 30, 2002 was $244. Since inception, we have recognized no revenue. We have accumulated operating losses of $210,191 and we have a working capital deficiency of $178,541. In order to satisfy our ongoing expenses, Robert Rosner, President and CEO, has loaned us a total of $135,759 since our inception, repayable on demand with interest at a rate of 8% per annum.

Over the past twelve months, we have experienced difficulties in obtaining financing for our business for the purposes of developing the EngineMax software. Because of these difficulties, during this past quarter we have shifted some of our focus to investigating other business opportunities. These opportunities include possible acquisitions or joint venture arrangements in software technology and financial services industries. We can provide no assurance that these efforts in exploring possible acquisitions or joint venture arrangements will come to fruition. Additionally, if any new ventures are successfully negotiated, we can provide no assurance that such new venture will achieve commercialization or that we will have enough financial resources to fully develop the new venture. Although we will continue to explore financing options based upon our existing business plan, which includes the EngineMax software, our plan of operations for the next 12 months will also include further investigation of forming partnerships with other entities and researching other business opportunities.

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

FIRST CYPRESS TECHNOLOGIES, INC.

Date:  August 13, 2002


By:  /s/ Robert Rosner
    ------------------------------------
     Robert Rosner
     President, CEO and Director

      CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
                                   PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


I, Robert Rosner, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report on Form 10-QSB of First Cypress Technologies, Inc. for the quarterly period ended June 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Quarterly Report on Form 10-QSB fairly presents in all material respects the financial condition and results of operations of First Cypress Technologies, Inc.


                                          By:       /s/ Robert Rosner
                                                    ----------------------------
                                          Name:     Robert Rosner

                                          Title:    Chief Executive Officer

                                          Date:     August 13, 2002



I, Carl Chow, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report on Form 10-QSB of First Cypress Technologies, Inc. for the quarterly period ended June 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Quarterly Report on Form 10-QSB fairly presents in all material respects the financial condition and results of operations of First Cypress Technologies, Inc.

                                          By:       /s/ Carl Chow
                                                    ----------------------------

                                          Name:     Carl Chow

                                          Title:    Chief Financial Officer

                                          Date:     August 13, 2002