Form 10QSB
period 2002-09-30
FIRST CYPRESS TECHNOLOGIES INC
filed 2002-11-19
CIK 1108943

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[  X]     Quarterly  Report  pursuant  to  Section 13 or 15(d) of the Securities
          Exchange  Act  of  1934

          For  the  quarterly  period  ended  SEPTEMBER  30,  2002

[  ]      Transition Report  pursuant  to 13 or 15(d) of the Securities Exchange
          Act  of  1934

          For  the  transition  period               to


          Commission  File  Number          000-32747
                                            ---------

                        FIRST CYPRESS TECHNOLOGIES, INC.
        --------------------------------------------------------------------
          (Exact name of small Business Issuer as specified in its charter)

NEVADA                                     98-0218688
-------------------------------            ----------
(State or other jurisdiction of            (IRS Employer Identification No.)
incorporation  or  organization)


1281  WEST  GEORGIA  STREET,
SUITE  NO.  501
VANCOUVER,  BRITISH  COLUMBIA              V6E  3J7
-------------------------------            --------
(Address of principal executive offices)   (Zip  Code)

Issuer's  telephone  number,
  including  area  code:                   604-484-2899
                                           ------------

                                 NOT APPLICABLE
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ X ] Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 20,362,500 SHARES OF $.001 PAR VALUE COMMON STOCK OUTSTANDING AS OF NOVEMBER 15, 2002.

                         PART 1 - FINANCIAL INFORMATION

ITEM  1.          FINANCIAL  STATEMENTS

                   FIRST  CYPRESS  TECHNOLOGIES,  INC.
                   (A  DEVELOPMENT  STAGE  COMPANY)
                   INTERIM  FINANCIAL  STATEMENTS
                   FOR  THE  NINE-MONTH  PERIODS  ENDED
                   SEPTEMBER  30,  2002  AND  2001
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

     Statements  of  Operations

     Statements  of  Cash  Flows

     Notes  to  Financial  Statements

                                                FIRST CYPRESS TECHNOLOGIES, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                          INTERIM BALANCE SHEETS
                                                       (Expressed in US Dollars)




--------------------------------------------------------------------------------

                                      SEPTEMBER 30     December 31
                                              2002            2001
--------------------------------------------------------------------------------
                                       (UNAUDITED)
ASSETS

CURRENT
  Cash                                  $     222   $     313
==============================================================
LIABILITIES AND CAPITAL DEFICIT

CURRENT
  Accounts payable and
  accrued liabilities                   $  41,884   $  55,503
  Due to stockholder (Note 2)             148,138     107,552
                                        ----------------------
Total liabilities                         190,022     163,055
                                        ----------------------


CAPITAL DEFICIT
  Share capital
   Authorized:
    25,000,000 common shares
    with par value $0.001
  Issued:
    7,057,500 common shares                 7,058       7,058
  Additional paid-in capital               24,592      24,592
  Deficit accumulated in
  the development stage                  (221,450)   (194,392)
                                        ----------------------


    Total capital deficit                (189,800)   (162,742)
                                        ----------------------


TOTAL LIABILITIES AND CAPITAL DEFICIT   $     222   $     313
==============================================================


      The accompanying notes are an integral part of these interim financial statements.

                                                FIRST CYPRESS TECHNOLOGIES, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                INTERIM STATEMENTS OF CHANGES IN CAPITAL DEFICIT
                                           (Unaudited - Expressed in US Dollars)


      FROM THE PERIOD SEPTEMBER 14, 1999 (INCEPTION) TO SEPTEMBER 30, 2002
      --------------------------------------------------------------------


-------------------------------------------------------------------------------------
                                                                 Deficit
                                    Common Stock                 Accumulated
                                -------------------- Additional  In the      Total
                                                     Paid-in     Development Capital
                                  Shares    Amount   Capital     Stage       Deficit
-------------------------------------------------------------------------------------

Issuance of shares on
  incorporation in September 1999
  for cash at $0.001 per share   5,000,000  $ 5,000  $      -  $       -   $   5,000

Issuance of shares for cash in
   November 1999 at $0.01 per
   share                         1,990,000    1,990    17,910          -      19,900

Issuance of shares for cash in
   December 1999 at $0.10 per
   share                            67,500       68     6,682          -       6,750

Net loss and comprehensive loss          -        -         -    (33,298)    (33,298)
                                 -----------------------------------------------------
Balance, December 31, 1999       7,057,500    7,058    24,592    (33,298)     (1,648)

Net loss and comprehensive loss          -        -         -   (108,996)   (108,996)
                                 -----------------------------------------------------

Balance, December 31, 2000       7,057,500    7,058    24,592   (142,294)   (110,644)

Net loss and comprehensive loss          -        -         -    (52,098)    (52,098)
                                 -----------------------------------------------------

Balance, December 31, 2001       7,057,500    7,058    24,592   (194,392)   (162,742)

Net loss and comprehensive loss          -        -         -    (27,058)    (27,058)
                                 -----------------------------------------------------

BALANCE, SEPTEMBER 30, 2002      7,057,500  $ 7,058  $ 24,592  $(221,450)  $(189,800)
                                 =====================================================


      The accompanying notes are an integral part of these interim financial statements.

                                                FIRST CYPRESS TECHNOLOGIES, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                INTERIM STATEMENTS OF OPERATIONS
                                           (Unaudited - Expressed in US Dollars)


---------------------------------------------------------------------------------------------------------
                                                                                             Period from
                                           For the three-month        For the nine-month    September 14
                                           periods ended              periods ended                 1999
                                           September 30               September 30        (inception) to
                                      ----------------------------------------------------  September 30
                                         2002         2001         2002         2001                2002
---------------------------------------------------------------------------------------------------------
EXPENSES
  Interest and bank charges           $    2,737   $    1,828   $    7,444   $    5,010   $   18,441
  Management fees (Note 3)                 3,000        3,000        9,000        9,000       22,000
  Other                                       25            -          463            -        1,704
  Professional fees                        3,997          205        5,651        8,533      147,805
  Rent and office services (Note 3)        1,500        1,500        4,500        4,500       16,500
  Software development                         -            -            -            -       15,000
                                      ---------------------------------------------------------------


NET LOSS AND COMPREHENSIVE LOSS
  FOR THE PERIOD                      $  (11,259)  $   (6,533)  $  (27,058)  $  (27,043)  $ (221,450)
=====================================================================================================
LOSS PER SHARE - basic and diluted    $   (0.002)  $   (0.001)  $   (0.004)  $   (0.004)  $   (0.033)
=====================================================================================================
WEIGHTED AVERAGE SHARES OUTSTANDING    7,057,500    7,057,500    7,057,500    7,057,500    6,773,150
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

                                                FIRST CYPRESS TECHNOLOGIES, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                INTERIM STATEMENTS OF CASH FLOWS
                                           (Unaudited - Expressed in US Dollars)


                                                                PERIOD FROM
                                            For the nine-month  SEPTEMBER 14
                                            periods ended       1999
                                            September 30        (INCEPTION) TO
                                      ------------------------  SEPTEMBER 30
                                        2002       2001         2002
--------------------------------------------------------------------------------


CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period             $(27,058)  $(27,043)  $(221,450)
  Adjustments to reconcile net
   loss for the period to
   cash used in operating activities
  Interest accrued on stockholder
   loan                                  7,353      4,940      18,079
   Increase (decrease) in
    liabilities
   Accounts payable and
    accrued liabilities                (13,619)     4,108      41,884
                                       -------------------------------
     Cash used in operating
      activities                       (33,324)   (17,995)   (161,487)
                                       -------------------------------

CASH FLOWS FROM FINANCING
 ACTIVITIES
   Loans from stockholder               33,233     18,132     130,059
   Proceeds from issuance
    of share capital                         -          -      31,650
                                       -------------------------------


   Cash provided by
    financing activities                33,233     18,132     161,709
                                       -------------------------------


INCREASE (DECREASE) IN CASH
DURING THE PERIOD                          (91)       137         222

CASH, beginning of period                  313        427           -
                                       -------------------------------


CASH, end of period                   $    222   $    564   $     222
======================================================================
SUPPLEMENTAL INFORMATION
------------------------------------
 Interest and taxes paid              $      -   $      -   $       -
======================================================================



      The accompanying notes are an integral part of these interim financial statements.

--------------------------------------------------------------------------------

                                                FIRST CYPRESS TECHNOLOGIES, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                           NOTES TO INTERIM FINANCIAL STATEMENTS
                                           (Unaudited - Expressed in US Dollars)

SEPTEMBER  30,  2002  AND  2001
--------------------------------------------------------------------------------

1.  BASIS  AND  PRESENTATION  AND  ABILITY  TO  CONTINUE  OPERATIONS

First Cypress Technologies, Inc. was incorporated on September 14, 1999 under the laws of the State of Nevada. The Company was developing an Internet computer software program known as EngineMax. The EngineMax computer software program will be designed to automate the process of submission of Internet web page information to major Internet search engines. In October 2002, the Company completed the acquisition of the "Money Club Financial" business concept (Note
4), website, certain technology and the business plan and intends to pursue this opportunity. The Money Club Financial business plan involves entering into the alternative financial services market in order to provide check cashing and short-term loans to fixed and lower income individuals in North America. To date, the Money Club Financial business concept has not generated any revenues.

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

These accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at September 30, 2002, the Company has recognized no revenue and has accumulated operating losses of $221,450 since its inception, has a working capital deficiency of $189,800 and has been relatively inactive through the period ended September 30, 2002. The continuation of the Company is dependent upon the continuing financial support of creditors and stockholders and obtaining long-term financing as well as achieving a profitable level of operations. Management plans to raise equity capital to finance the Money Club Financial operations and the Company's capital requirements. It is management's intention to raise new equity financing of up to $2 million within the upcoming year. Amounts raised will be used to commercialize the Money Plan Financial business concept (Note
4), undertake an advertising and marketing campaign and make necessary acquisitions to commence operation of the business. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

--------------------------------------------------------------------------------

                                                FIRST CYPRESS TECHNOLOGIES, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                           NOTES TO INTERIM FINANCIAL STATEMENTS
                                           (Unaudited - Expressed in US Dollars)

                           SEPTEMBER 30, 2002 AND 2001
--------------------------------------------------------------------------------

2.  DUE  TO  STOCKHOLDER

Amounts due to the Company's president are unsecured and repayable on demand with interest at 8% per annum. Interest expense accrued in respect of these advances totalled $7,353 for the nine months ended September 30, 2002 (2001 - $4,940).

3.  RELATED  PARTY  TRANSACTIONS
--------------------------------------------------------------------------------

Related party transactions not disclosed elsewhere in these financial statements are as follows:

   For  nine-month
   periods  ended
   September  30

                                                                  2002     2001
                                                               -----------------
Rent and office services paid to the President of the Company  $  4,500 $  4,500
Management fees paid to the President of the Company           $  9,000 $  9,000

Related party transactions are recorded at the exchange amount, being the amount established and agreed to by the related parties.

--------------------------------------------------------------------------------



4.  SUBSEQUENT  EVENTS

a) On October 8, 2002, the Company issued and redeemed the shares necessary to complete the acquisition of the "Money Club Financial" business concept, web site, technology and business plan (the "Assets"). The Assets were acquired in consideration for the issuance of 15,000 shares of the Company's common stock. Concurrent with the closing of this acquisition, the Company's president also transferred to the vendor an additional 500,000 shares of his common stock. No consideration is payable by the Company to the Company's president in respect of this transfer.

In connection with the acquisition, on October 8, 2002 the Company's directors surrendered 3,000,000 shares of common stock of the Company for cancellation for nil consideration. The surrender of shares for cancellation by the directors and the transfer of shares by the Company's president to the vendor were conditions precedent to the closing of the acquisition of the Assets under the terms of the Acquisition Agreement.

 The Money Club Financial business plan involves entering into the alternative financial services market in order to provide short-term loans to individuals in the fixed and lower income bracket in North America. The Company currently has limited financial resources and will require significant additional financing in order to commercialize this business concept.

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

                           SEPTEMBER 30, 2002 AND 2001
--------------------------------------------------------------------------------

4.  SUBSEQUENT  EVENTS  -  CONTINUED

The acquisition will be recorded in the Company's fourth quarter and will be accounted for using the purchase method. b) On October 14, 2002, the Company completed a five for one split of its common stock effected by a stock dividend to the Company's stockholders. The effects of the stock split have not been recognized in these financial statements.

5.  COMPARATIVE  FIGURES
--------------------------------------------------------------------------------
Certain comparative figures have been reclassified to conform with the current year's presentation.

6.  NEW  ACCOUNTING  PRONOUNCEMENTS
--------------------------------------------------------------------------------
In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This Statement rescinds the requirement to report gains and losses from extinguishment of debt as an extraordinary item. Additionally, this Statement amends Statement 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of this Statement relating to Statement 4 are applicable in fiscal years beginning after May 15, 2002. The provisions of this Statement related to Statement 13 are effective for transactions occurring after May 15, 2002. All other provisions of this Statement are effective for financial statements issued on or after May 15, 2002. The adoption of SFAS No. 145 did not have a material effect on the Company's financial statements. SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146") provides guidance on the recognition and measurement of liabilities for costs associated with exit or disposal activities. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company is currently reviewing SFAS 146 to determine the impact upon adoption.

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

PLAN  OF  OPERATIONS

We closed the acquisition of the "MoneyClub Financial" business concept, website, technology and business plan on September 26, 2002. The certificates for the common shares issuable and redeemed pursuant to the acquisition agreement were exchanged on October 8, 2002. Our plan of operations is to pursue the development and commercialization of the "MoneyClub Financial" business. The business plan involves development of a financial services and lending business that would concentrate on between-pay-day loans and title loans on automobiles. The business plan would include a "Club" component to attract repeat business. Customers would receive points based on their loan business with us and would be able to use these points to obtain discounts on purchases of goods. We would negotiate with targeted retailers and wholesalers of goods in order to obtain bulk pricing which we could then offer to our customers in exchange for their "Club" points.

Our plan of operations for the "MoneyClub Financial" business over the next twelve months is as follows:

1. We plan to open a head office and retail store location in Las Vegas, Nevada by January 2003. The cost to open the store, including leasehold improvements, initial advertising and set up, is anticipated to be approximately $65,000. The initial stage will have approximately six employees.

2. We plan to commence our initial lending business through our Las Vegas store in January 2003. In order to commence business through the store, we anticipate we will need a minimum of $100,000 in order to enable us to have sufficient financing to commence loans to customers.

3. We plan to offer and advertise our services on the Internet. Our plan is to enable our customers to apply for credit online through the Internet.



4. We plan to open up eight additional stores during the twelve months. The number of stores that we are able to acquire is subject to financing and our ability to complete acquisitions. We plan on targeting smaller, single outlet operations for acquisition. We plan to negotiate acquisitions for our common stock, rather than cash, where possible. We anticipate that each new store will require approximately $65,000 in start-up costs and a minimum of $100,000 in capital for lending. We anticipate each store will have approximately six employees.

We currently have minimal cash reserves and a significant working capital deficit. Accordingly, our ability to pursue our plan of operations is contingent on our being able to obtain funding for the "MoneyClub Financial" business. We have commenced an offering of convertible debentures in the principal amount of up to $2,000,000 to persons who are "accredited investors" in private placement transactions. The convertible debentures will be convertible into shares of our common stock. There is no assurance we will be able to raise any funds through this offering.

We have no current arrangements for financing and there is no assurance that we will be able to raise the financing necessary to proceed with our plan of operations. If we are not able to achieve all financings necessary, then we will have to scale back our plan of operations to the extent of our capital resources. In view of our financial position, there is no assurance that we will be able to generate revenues from our plan of operations or that we will realize a profit. Investors are cautioned that our ability to succeed is conditioned on many factors, including:

1.     our  ability  to  raise  the  necessary  financing;

2.     our  ability  to  compete  in  the  "pay  day"  loan  market;

3. our ability to convince consumers that the "MoneyClub Financial" concept is preferable to services offered by competitors;

4. our ability to obtain viable locations for the establishment of our retail stores;

5. our ability to conduct a successful marketing and advertising campaign in order to make consumers aware of our products and services;

6. our ability to achieve a return on capital through "pay day" loans. Investors are cautioned that if our customers default on their loans, then we may not have sufficient capital resources in order to enable us to recover the funds advanced to customers.

The acquisition of the Money Club Financial assets will be accounted for using the purchase method and will be recognized in the fourth quarter of our fiscal year.

ITEM  3.     CONTROLS  AND  PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures within the 90 days prior to the filing date of this report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Robert Rosner. Based upon that evaluation, our Chief
Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

PART  II  -  OTHER  INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

We are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

ITEM  2.  CHANGES  IN  SECURITIES

We closed the acquisition of the "Money Club Financial" business concept, web site, technology and business plan (the "Assets") on September 26, 2002 in consideration for the issue of 15,000 (pre-split) shares of its common stock. The Assets were acquired from Ms. Elaine Lugo pursuant to an acquisition agreement between First Cypress and Ms. Lugo dated September 26, 2002 (the "Acquisition Agreement"). The shares were issued to Ms. Lugo on October 8, 2002 pursuant to Section 4(2) of the Securities Act of 1933. Concurrent with the closing of this acquisition, Mr. Robert Rosner, president and the sole director of First Cypress, surrendered 500,000 (pre-split) shares of common stock of First Cypress for cancellation and transferred to Ms. Lugo 500,000 (pre-split) shares of his common stock for a purchase price of $500. Mr. Rosner now owns 1,500,000 (pre-split) shares of the Company's common stock on completion of the Acquisition. Mr. Carl Chow, the former secretary and treasurer and a former director of First Cypress, surrendered 2,500,000 (pre-split) shares of common stock of First Cypress for cancellation concurrent with the Closing. Mr. Chow has ceased to be an officer or director of the Company and no longer owns any shares of First Cypress's common stock. The surrender of shares for cancellation by Mr. Chow and Mr. Rosner and the transfer of shares by Mr. Rosner to Ms. Lugo were conditions precedent to the closing of the acquisition of the Assets under the terms of the Acquisition Agreement.

We completed a one to five stock split by the issue to each of the shareholders of the Company of record on October 14, 2002 a total of four additional shares of the Company's common stock for each outstanding share of the Company's common stock held by each shareholder.

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

None

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

No matters were submitted to our security holders for a vote during the fiscal quarter ended September 30, 2002.

ITEM  5.  OTHER  INFORMATION

None

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

EXHIBITS  REQUIRED  BY  ITEM  601  OF  FORM  8-K

EXHIBIT
NUMBER     DESCRIPTION OF EXHIBIT
------    ----------------------------------------------------------------------
99.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
          Section  906  of  the  Sarbanes-Oxley  Act  of  2002  (1)
--------------------------------------------------------------------------------


(1)     Filed  as  an  Exhibit  to  this  Quarterly  Report  on  Form  10-QSB

--------------------------------------------------------------------------------


REPORTS  ON  FORM  8-K

Current Report on Form 8-K filed on October 7, 2002 disclosing the acquisition of the "Money Club Financial" business concept, web site, technology and business plan.

                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST  CYPRESS  TECHNOLOGIES,  INC.

Date:  November  19,  2002



By:  /s/ Robert  Rosner
     ------------------
     Robert  Rosner
     President,  Secretary,  Treasurer
     Chief  Executive  Officer  and  Chief  Financial  Officer
     Director

                                 CERTIFICATIONS

I, Robert Rosner, Chief Executive Officer and Chief Financial Officer of First Cypress Technologies, Inc. (the "Registrant"), certify that;

(1) I have reviewed this quarterly report on Form10-QSB of First Cypress Technologies, Inc.;

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report.

(4) The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

(6) The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other facts that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November  19,  2002          /s/ Robert  Rosner
                                    ___________________________________
                                   (Signature)

                                   PRESIDENT  AND  CHIEF  EXECUTIVE  OFFICER
                                   TREASURER  AND  CHIEF  FINANCIAL  OFFICER
                                   -----------------------------------------
                                   (Title)

      CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
                                   PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


I, Robert Rosner, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report on Form 10-QSB of First Cypress Technologies, Inc. for the quarterly period ended September 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Quarterly Report on Form 10-QSB fairly presents in all material respects the financial condition and results of operations of First Cypress Technologies, Inc.


                              By:    /s/ Robert  Rosner
                                     -----------------
                              Name:   Robert  Rosner
                              Title:  PRESIDENT  AND  CHIEF  EXECUTIVE  OFFICER
                                      TREASURER  AND  CHIEF  FINANCIAL  OFFICER


                              Date:   November  19,  2002