Form 10QSB/A
period 2002-09-30
FIRST CYPRESS TECHNOLOGIES INC
filed 2002-12-19
CIK 1108943

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                         AMENDMENT NO. 1 TO FORM 10-QSB


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

                        FIRST CYPRESS TECHNOLOGIES, INC.
        ---------------------------------------------------------------------
          (Exact name of small Business Issuer as specified in its charter)

Nevada                                     98-0218688
-------------------------------            ---------------------------------
(State or other jurisdiction of            (IRS Employer Identification No.)
incorporation  or  organization)


1281 West Georgia Street, Suite No. 501
Vancouver, British Columbia                V6E  3J7
-----------------------------------------  -------------
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ X ] Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 20,362,500 Post-Split Shares of $.001 par value Common Stock outstanding as of November 15, 2002.

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

     Statements  of  Operations

     Statements  of  Cash  Flows

     Notes  to  Financial  Statements

                                                First Cypress Technologies, Inc.
                                                   (A Development Stage Company)
                                                          Interim Balance Sheets
                                                       (Expressed in US Dollars)




                                   September 30    December 31
                                           2002           2001
---------------------------------------------------------------
                                    (Unaudited)

Assets

Current
  Cash                            $         222   $        313
===============================================================

Liabilities and Capital Deficit

Current
  Accounts payable and
   accrued liabilities            $      41,884   $     55,503
  Due to stockholder (Note 2)           148,138        107,552
                                  -----------------------------
Total liabilities                       190,022        163,055
                                  -----------------------------


Capital deficit
  Share capital
   Authorized:
    25,000,000 common shares
    with par value $0.001
   Issued:
    7,057,500 common shares               7,058          7,058
  Additional paid-in capital             24,592         24,592
  Deficit accumulated in
   the development stage               (221,450)      (194,392)
                                  -----------------------------


Total capital deficit                  (189,800)      (162,742)
                                  -----------------------------

Total Liabilities and
 Capital Deficit                  $         222   $        313
===============================================================





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

                                                First Cypress Technologies, Inc.
                                                   (A Development Stage Company)
                                Interim Statements of Changes in Capital Deficit
                                           (Unaudited - Expressed in US Dollars)


From the period September 14, 1999 (inception) to September 30, 2002
--------------------------------------------------------------------------------



                                                      Deficit
                                                      Accumulated
                         Common Stock     Additional  In the      Total
                       ------------------ Paid-in     Development Capital
                       Shares    Amount   Capital     Stage       Deficit
--------------------------------------------------------------------------------



Issuance of
 shares on
 incorporation in
 September 1999
 for cash at
 0.001 per share      5,000,000  $ 5,000  $      -  $       -   $   5,000

Issuance of shares
 for cash in
 November 1999 at
 $0.01 per share      1,990,000    1,990    17,910          -      19,900

Issuance of shares
 for cash in
 December 1999 at
 0.10 per share          67,500       68     6,682          -       6,750

Net loss and
 comprehensive loss           -        -         -    (33,298)    (33,298)
                      ---------  -------  --------  ----------  ----------

Balance,
 December 31, 1999    7,057,500    7,058    24,592    (33,298)     (1,648)

Net loss and
 comprehensive loss           -        -         -   (108,996)   (108,996)
                      ---------  -------  --------  ----------  ----------

Balance,
 December 31, 2000    7,057,500    7,058    24,592   (142,294)   (110,644)

Net loss and
comprehensive loss            -        -         -    (52,098)    (52,098)
                      ---------  -------  --------  ----------  ----------

Balance,
 December 31, 2001    7,057,500    7,058    24,592   (194,392)   (162,742)
                      ---------  -------  --------  ----------  ----------

Net loss and
comprehensive loss            -        -         -    (27,058)    (27,058)
                      ---------  -------  --------  ----------  ----------

Balance,
September 30, 2002    7,057,500  $ 7,058  $ 24,592  $(221,450)  $(189,800)
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

                                                First Cypress Technologies, Inc.
                                                   (A Development Stage Company)
                                                Interim Statements of Operations
                                           (Unaudited - Expressed in US Dollars)


                                                                               Period from
                                  For the three-month    For the nine-month  September 14
                                  periods ended          periods ended         1999
                                  September 30           September 30         (inception) to
                             -----------------------------------------------   September 30
                               2002         2001         2002         2001         2002
---------------------------------------------------------------------------------------------


Expenses
 Interest and bank charges  $    2,737   $    1,828   $    7,444   $    5,010   $   18,441
 Management fees
  (Note 3)                       3,000        3,000        9,000        9,000       22,000
 Other                              25            -          463            -        1,704
 Professional fees               3,997          205        5,651        8,533      147,805
 Rent and office
  services (Note 3)              1,500        1,500        4,500        4,500       16,500
 Software development                -            -            -            -       15,000
                            ---------------------------------------------------------------

Net loss and
 comprehensive loss
 for the period             $  (11,259)  $   (6,533)  $  (27,058)  $  (27,043)  $ (221,450)
===========================================================================================
Loss per share -
 basic and diluted          $   (0.002)  $   (0.001)  $   (0.004)  $   (0.004)  $   (0.033)
===========================================================================================
Weighted average
 shares
 outstanding                 7,057,500    7,057,500    7,057,500    7,057,500    6,773,150
===========================================================================================


                                                First Cypress Technologies, Inc.
                                                   (A Development Stage Company)

                                                Interim Statements of Cash Flows
                                           (Unaudited - Expressed in US Dollars)


                                                                  Period from
                                             For the nine-month   September 14
                                             periods ended        1999
                                             September 30         (inception) to
                                       -------------------------  September 30
                                               2002       2001        2002
--------------------------------------------------------------------------------


Cash flows from operating activities
 Net loss for the period              $     (27,058)  $(27,043)  $(221,450)
 Adjustments to reconcile
  net loss for the period to
  cash used in operating
  activities
 Interest accrued on
  stockholder loan                            7,353      4,940      18,079
 Increase (decrease) in
  liabilities
 Accounts payable and
  accrued liabilities                       (13,619)     4,108      41,884
                                      -------------------------------------
   Cash used in
    operating activities                    (33,324)   (17,995)   (161,487)
                                      -------------------------------------

Cash flows from
 financing activities
 Loans from stockholder                      33,233     18,132     130,059
 Proceeds from
  issuance of
  share capital                                   -          -      31,650
                                      -------------------------------------

   Cash provided by
    financing activities                     33,233     18,132     161,709

Increase (decrease) in
 cash during the period                         (91)       137         222

Cash,
 beginning of period                            313        427           -

Cash,
 end of period                        $         222   $    564   $     222
                                      -------------------------------------
Supplemental information
===========================================================================
Interest and
 taxes paid                           $           -   $      -   $       -
===========================================================================

                                                First Cypress Technologies, Inc.
                                                   (A Development Stage Company)
                                           Notes to Interim Financial Statements
                                           (Unaudited - Expressed in US Dollars)

September  30,  2002  and  2001
-------------------------------

1.  Basis  and  Presentation  and  Ability  to  Continue  Operations
--------------------------------------------------------------------
First Cypress Technologies, Inc. was incorporated on September 14, 1999 under the laws of the State of Nevada. The Company was developing an Internet computer software program known as EngineMax. The EngineMax computer software program will be designed to automate the process of submission of Internet web page information to major Internet search engines. In October 2002, the Company completed the acquisition of the "Money Club Financial" business concept (Note
4), website, certain technology and the business plan and intends to pursue this opportunity. The Money Club Financial business plan involves entering into the alternative financial services market in order to provide check cashing and short-term loans to fixed and lower income individuals in North America. To date, the Money Club Financial business concept has not generated any revenues.

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

                                                First Cypress Technologies, Inc.
                                                   (A Development Stage Company)
                                           Notes to Interim Financial Statements
                                           (Unaudited - Expressed in US Dollars)

September 30, 2002 and 2001
---------------------------

2.  Due  to  Stockholder
------------------------
Amounts due to the Company's president are unsecured and repayable on demand with interest at 8% per annum. Interest expense accrued in respect of these advances totalled $7,353 for the nine months ended September 30, 2002 (2001 - $4,940).

3.  Related  Party  Transactions
--------------------------------

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


4.  Subsequent  Events
----------------------

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

                                                First Cypress Technologies, Inc.
                                                   (A Development Stage Company)
                                           Notes to Interim Financial Statements
                                           (Unaudited - Expressed in US Dollars)

September 30, 2002 and 2001
---------------------------

4.  Subsequent  Events  -  Continued



The purchase will be recorded in the Company's fourth quarter as an expense based upon the trading price of the Company's common stock on the date the acquisition was agreed to.



b) On October 14, 2002, the Company completed a five for one split of its common stock effected by a stock dividend to the Company's stockholders. The effects of the stock split have not been recognized in these financial statements.

5.  Comparative  Figures
------------------------

Certain comparative figures have been reclassified to conform with the current year's presentation.

6.  New  Accounting  Pronouncements
-----------------------------------

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



The acquisition of the Money Club Financial assets will be accounted for as an organizational or start-up cost during our fourth quarter based upon the trading price of our common stock on the date the acquisition was agreed to.




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

Item  5.  Other  Information

None

Item  6.  Exhibits  and  Reports  on  Form  8-K.

EXHIBITS  REQUIRED  BY  ITEM  601  OF  FORM  8-K

Exhibit
Number    Description of Exhibit
--------  ----------------------------------------------------------------------
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

FIRST  CYPRESS  TECHNOLOGIES,  INC.



Date:     December  17,  2002




By:  /s/ Robert  Rosner
     ---------------------------
     Robert  Rosner
     President,  Secretary,  Treasurer
     Chief  Executive  Officer  and  Chief  Financial  Officer Director

                                 CERTIFICATIONS

I, Robert Rosner, Chief Executive Officer and Chief Financial Officer of First Cypress Technologies, Inc. (the "Registrant"), certify that;



(1) I have reviewed this quarterly report on Form10-QSB of First Cypress Technologies, Inc., as amended;



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



Date:  December  17,  2002        /s/ Robert  Rosner
                                  ___________________________________
                                   (Signature)


                                   President  and  Chief  Executive  Officer
                                   Treasurer  and  Chief  Financial  Officer
                                   -----------------------------------------
                                   (Title)