Form 10KSB
period 2002-12-31
FIRST CYPRESS TECHNOLOGIES INC
filed 2003-04-25
CIK 1108943

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                 FORM 10-KSB

[ X ]   Annual  Report  pursuant  to  Section 13 or 15(d) of the Securities
Exchange  Act  of  1934

     For  the  annual  period  ended  December 31,  2002

[   ]  Transition  Report  pursuant to 13 or 15(d) of the Securities Exchange
Act  of  1934

     For  the  transition  period to


          Commission  File  Number          000-32747
                                            ---------

                     FIRST CYPRESS TECHNOLOGIES, INC.

----------------------------------------------------------------------------
          (Exact name of small Business Issuer as specified in its charter)

             NEVADA                                        98-0218688
---------------------------------             ------------------------------
(State or other jurisdiction of             (IRS Employer Identification No.)
incorporation  or  organization)


1281 WEST GEORGIA STREET, SUITE NO. 501
VANCOUVER, BRITISH  COLUMBIA                  V6E  3J7
---------------------------------             -----------
(Address of principal executive               (Zip  Code)
 offices)

Issuer's telephone number, including area code:   604-484-2899


                                      NONE
           -----------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK, PAR VALUE $0.001 PER SHARE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days  [  X  ]  Yes    [  ]  No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

Revenues for 2002 were NIL.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the last reported sale price of such stock as of April 14,2003 is $1,850,130. At April 14,2003 our stock's closing price was $0.18 per share. This price, however, is an inter-dealer price without retail mark-up, mark-down or commission and may not represent an actual transaction.

State  the  number  of  shares  outstanding of each of the issuer's classes of
common stock, as of the latest practicable date:   20,362,500 SHARES OF $0.001
PAR VALUE COMMON STOCK OUTSTANDING  AS  OF  APRIL 14, 2003.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [ x ]

                                    PART 1

Certain statements contained in this Form 10-KSB constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933,as amended (the "Securities Act"), and Section 21E of the Exchange Act. These statements, identified by words such as "plan", "anticipate," "believe," "estimate,""should,""expect" and similar expressions, include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks,uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the captions "Description of Business", "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Form 10-KSB. We do not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information.

Item  1.  Description  of  Business

First Cypress Technologies Inc. was incorporated on September 14, 1999 under the laws of the State of Nevada. Our business is still in the exploration stage. Since our inception, our business plan has been to develop and market an internet computer software program known as EngineMax. Because of the difficulties that we experienced in obtaining financing to develop the EngineMax software, we have shifted our focus to investigate other business opportunities.

On September 26,2002, we entered into an acquisition agreement the "Money Club Financial" business concept, website, technology and business plan. Our plan of operations is to pursue the development and commercialization of the Money Club financial business. The business plan involves development of a financial services and lending business that concentrates on between payday loans and title loans on automobiles. The business plan includes a "Club" component to attract repeat business. Customers receive points based on their loan business with us and be able to use these points to obtain discounts on purchases of goods. We would negotiate with targeted retailers and wholesalers of goods in in order obtain bulk pricing which we could offer to our customers in exchange for their "Club" points.

Over the past twelve months, we have experienced difficulties in obtaining financing for the development of the EngineMax software and for developing the Money Club Financial business concept. Although we will continue to pursue to pursue additional funding in order to enable us to implement our business plan, we will also be exploring other business opportunities for the Company such as partnerships with other entities.

We have not yet commenced the development of the Money Club Financial business concept as one of our key consultants passed away. We have yet to engage another independent consultant and or hire experienced personnel or joint venture or joint venture with another company to assist us in developing the Money Club Financial concept. The Money Club Financial business concept is still in its conceptual stage of development and is not ready for retail use. Our ability to continue with the business plan is contingent upon our obtaining a consultant or experienced personnel, determining a new operational budget and obtaining additional capital to assist in developing the concept and the new operational plan.

In light of the recent increase in gold prices and activity in the mining sector as well as the previous experience of the management, the Company has decided to actively engage in the acquisition and exploration of mineral properties. On February 18, 2003, the Company entered into an option agreement to acquire 100% of the Cahill mineral claims in the Osoyoos Mining Division of the Province of British Columbia, Canada. The Cahill 1 and 2 mineral claims are located 4.5 km east of the town of Hedley, in southern British Columbia. The property lies in the center of the historic Hedley Gold Camp where more than 1.6 million ounces of gold have been previously mined. The property is underlain by the same formations that hosted the gold mineralization that was was mined in the past. The property has not had any history of exploration prior to 1980. Physical work on the property includes geological mapping,
geophysical and geochemical surveys, trenching and core drilling.   The  best
result from the drilling is 2.44 meters of core grading 0.70 ounces of gold per ton in the northern part of the property.The southern part of the property is largely unexplored by drilling.

On April 16,2003, the Company entered into an option agreement to acquire 70% undivided interest of the Eddy mineral claims covering approximately 7,000 acres in the Fort Steele Mining Division of the Province of British Columbia, Canada. The property is located in the Cranbrook area of southeastern British Columbia, which has been long known for its active placer gold activity. The Eddy property is underlain by mid Proterozoic sediments of the Purcell Supergroup that have been intruded by quartz diorites and monzonites of the mid-Cretaceous Bayonne plutonic suite and possibly by the Eocene Coryell syenites. The property is transected by a major northeast southwest trending fault (Baldy Fault), which separates the Proterozoic Aldridge sediments to the south from the Creston sediments to the north. The David shear, immediately south of the property, hosts approximately 90,000 tons of 0.4 ounce per ton gold. Three major gold occurrences are known on the Eddy claims and are the MC shear zone, the Hill vein and the Prospectors Dream.

Our plan of operations is to acquire a portfolio of mineral properties and to pursue an aggressive exploration program to test the mineralization on the
properties with the intent of developing significant mineral reserves.   There
can be no assurance that a commercially exploitable mineral deposit or reserve exists in these properties until appropriate exploratory work is done and an economic evaluation based on such work concludes there is economic feasibility. In the meantime, the Company is seeking an independent consultant or experienced personnel in order to develop and assist in the Money Club Financial business concept.

Developments and Contemplated Activities

We currently have minimal cash reserves and a significant working capital deficit. Accordingly, our ability to pursue our plan of operations is contingent on our being able to obtain funding for the testing and exploration of the mineral properties. We plan to commence an offering in the form of equity financing from the sale of our common stock in the principal amount of up to $180,000 to persons who are "accredited investors" in private placement transactions. There is no assurance we will be able to raise any funds through this offering.

On March 5, 2003, we reported in a Form 8-K filed with the US Securities and Exchange Commission that we had entered into an option agreement to acquire 100% interest in the Cahill mineral claims covering approximately
926.7 acres in the Osoyoos Mining Division of the Province of British Columbia.

On April 21, 2003, we reported in a Form 8-K filed with the US Securities and Exchange Commission that we had entered into an option agreement to acquire 70% undivided interest of the Eddy mineral claims covering approximately 7,000 acres in the Fort Steele Mining Division of the Province of British Columbia.

We have engaged in the location, acquisition, exploration and, if warranted, will develop the mineral resource properties. All of the mineral properties in which the Company has an interest or a right to acquire an interest in are currently in the exploration stage. None of the properties have a known body of mineral reserves. The Company's primary objective is to explore for gold, silver, base metals and industrial minerals and, if warranted, to develop those existing mineral properties.

Cahill Mineral Claim Option Agreement

We obtained the option to acquire a 100% interest in mineral claims situated in the Province of British Columbia, Canada. We refer to these mineral claims as the Cahill mineral claims. We acquired the option to purchase our interest in the Cahill mineral claims pursuant to an Option Agreement dated February 18, 2003 between Mr. Locke B. Goldsmith and us. Mr. Goldsmith is the owner
of the Cahill mineral claims.   We  paid  Mr. Goldsmith for the grant of the
option in the amount of $1,500 February 28, 2003 and will issue 10,000 common shares for the execution of the Option Agreement. The Company is also required to:

(1) issue an aggregate of 110,000 shares to Mr. Goldsmith on the following schedule:

    (a) 10,000 shares upon the completion of the first phase of an exploration program on the Property on or before July 31, 2003;
    (b) 50,000 shares upon the completion of the second phase of an exploration program on the Property on or before November 30, 2003; and
    (c) 50,000 shares upon the completion of the third phase of an exploration program on the Property on or before July 31, 2004.

(2) incurring exploration expenditures of $115,000 U.S. on the Property on a three-phase exploration program as follows:

     (a)  $5,000  U.S.  on  or  before  July  31,  2003;
     (b)  a  further  $10,000  U.S.  on  or  before  November  30,  2003; and
     (c)  a  further  $100,000  U.S.  on  or  before  July  31,  2004.

In the event that the Company is not able to exercise the option by incurring the exploration expenditures and issuing the shares within the required timetable, then the Option Agreement will be terminated and the Company will have no further interest in the Property.

The Company plans to pursue a three phase exploration program on the Property that will satisfy the exploration expenditure requirements under the Option Agreement. The Company has received a geological report on the Property that recommends the completion of the three phase exploration program. In order to carry out this exploration program, the Company will be required to obtain additional financing to fund the exploration program and to fund its ongoing overhead and administrative expenses. The Company anticipates that any additional financing would be an equity financing involving private placement sales of the Company's common stock.Additional The Company has no arrangements for financing in place and there is no assurance that adequate financing will be obtained. Even if additional financing is obtained, there is no assurance that the exploration program will result in establishment of commercial reserves of minerals on the Property. Additional exploration beyond the recommended three phase exploration program will be required to establish commercial reserves. Even if commercial reserves were established, there is no assurance that the reserves would justify a mine on the Property or that the Company would be able finance development of a mine on the Property. Investors are cautioned that exploration for minerals is a highly risky business.

Description of the Cahill Mineral Claims

The Cahill mineral claims comprise of 2 claims, Cahill 1 and Cahill 2 located in the Hedley Mining District in the Osoyoos mining division of the Province of British Columbia. The Cahill property consists of two claims totaling 15 units which is 375 hectares (926.7 acres). Net area at the Cahill claim group is approximately 140 hectares (346 acres). Cahill 1 contains 5 units and Cahill 2 contains 10 units. The mineral claims on both Cahill properties currently expires on August 11, 2006. The tenure numbers for Cahill 1 is 246292 and for Cahill 2 is 246293.

Location of the Cahill Mineral Claim

The Cahill 1 and 2 mineral claims are located 4.5 km east of the town of Hedley BC, 2 km east of Nickel Plate Mountain. Southwestward flowing Cahill Creek bisects the claims. Elevation of the property ranges from approximately 1437 meters(4700 feet) near the western margin of the Cahill 1 claim, to 1677 meters (5500 feet)at both the northern end of the Cahill 2 claim and at the southeast, triangular part of the Cahill 2 claim. The property spans the boundary between NTS map sheets 93H/8E and 82E/5W, Osoyoos Mining Division.

Access to the property can be made by gravel road that begins 2.7 km southeast of Hedley on Highway No. 3. The road crosses Redtop Gulch and Cahill Creek and passes by the Nickel Plate (Mascot) Mine and the Canty Mine before looping south to the 1986 and 1987 diamond drill sites on the Cahill claims, a total distance of about 15 km. An alternate route can be made from Penticton, BC by paved road to Apex Ski Resort then by gravel road for a total distance of approximately 45 km. Secondary logging roads lead to the southern parts of the claim group.

History of the Cahill Mineral Claims

The Cahill property lies within the historic Hedley Mining District which has produced more than 1.5 million ounces of gold in sulphide rich skarn mineralization between 1902 and 1955. The mineral claims cover approximately
926.7 acres in the Osoyoos Mining Division of the Province of British Columbia. Most of the production came from the Nickel Plate and Hedley Mascot mines located on Nickel Plate Mountain approximately 1.5 km west of the Cahill property. Open pit mining resumed at the Nickel Plate mine in 1987 with measured reserves of 6.0 million tonnes (6.6 million tons) grading 2.57 grams/tonne gold (0.075 oz/ton). The French Mine, located 2.5 km south of the Cahill Property produced 69,508 tonnes (76,598 tons) grading 19.60 grams/tonne gold (0.57 oz/ton) in the period 1950 to 1982. Similar type of mineralization was mined at the Goodhope Mine located 1.0 km south of the Cahill Property which produced 11,115 tonnes 912,249 tons) grading 15.02 grams/tonne gold
90.44 oz/ton) over the period 1945 to 1982.

The Cahill property was last explored during most recent period of high gold prices in the late 1980's by Locke Goldsmith. There appears to be no public record of exploration work from the Cahill claims prior to this location nor are there records of past production at the claims. The initial assessment work programs consisting of reconnaissance mapping,soil sampling and geophysics were carried out by Arctex Engineering Services in 1981, 1984 and 1985. A property examination and literature compilation by RD Westervelt in 1986 recommended a three-phase contingent exploration program.

Geological Report

We have recently employed a geologist, Mr. John Kowalchuk, BSc, P.Geo, who is also our Vice-president of Exploration to do an evaluation of the Cahill mineral claims which was previously prepared by Paul Kallock. Mr. Kallock's geological report summarizes the results of the prior exploration of the Cahill mineral claims and the geological formations on the property that were identified as a result of this prior exploration.

In Mr. Kallock's geological report,he recommends proceeding with a three-phase, staged exploration program on the Cahill mineral claims based on his conclusion that prospecting, geological mapping and soil surveys are the exploration techniques that have been most successful in exploring for gold in the region. Two small budget,single diamond drill hole programs are recommended in Phases 1 and 2, followed by more extensive drilling in Phase 3. The total budget for the three phases of the exploration would require an expenditure of $115,000.

The three phase program recommended in the report of Mr.Kallock constitutes a reconnaissance exploration program, which is only an initial phase of a full exploration effort. If we complete all three phases of the exploration program and the results of these efforts are positive, we will still have to undertake an extensive and additional exploration program which might consist of further soil sampling, geophysical surveys, trenching or drilling before we will be able to identify commercially-viable reserves. The costs of these subsequent programs will be significantly more than the costs set forth above for the initial three phase exploration program. Based on our current financial situation, obtaining funds for these additional costs appears doubtful.


Eddy Property Mineral Claims

We entered into an option agreement April 16, 2003 with Ruby Red Resources Inc. to acquire 70% undivided interest in mineral claims situated in the Fort Steele Mining Division of the Province of British Columbia, Canada. We refer to these mineral claim as the Eddy mineral claims. We paid Ruby Red Resources Inc. for the grant of the option in the amount of $1,000 April 1, 2003 for the
execution of the Option Agreement.   The Company is also required to:

(1) issue an aggregate of 650,000 shares to Ruby Red Resources Inc. on the following schedule:

    (a) 200,000  shares upon the execution of the option agreement;
    (b) 150,000 shares upon the completion of the first phase of an exploration program on the Property on or before April 16, 2004;
    (b) 150,000 shares upon the completion of the second phase of an exploration program on the Property on or before April 16, 2005; and
    (c) 150,000 shares upon the completion of the third phase of an exploration program on the Property on or before April 16, 2006.

(2) incurring exploration expenditures of $775,000 U.S. on the Property on a four-phase exploration program as follows:

     (a)  $75,000 U.S. on or before April 16,2004
     (b)  a  further  $150,000  U.S.  on  or  before  April 16, 2005;
     (c)  a  further  $250,000  U.S.  on  or  before  April 16, 2006;  and
     (d)  a  further  $300,000  U.S.  on  or  before  April 16, 2007.

In the event that the Company is not able to exercise the option by incurring the exploration expenditures and issuing the shares within the required timetable, then the Option Agreement will be terminated and the Company will have no further interest in the Property.

The Company plans to pursue a four phase exploration program on the Eddy property that will satisfy the exploration expenditure requirements under the Option Agreement. The Company has received a geological report on the Eddy property that recommends the completion of the four phase exploration program. In order to carry out this exploration program, the Company will be required to obtain additional financing to fund the exploration program
and to fund its ongoing overhead and administrative expenses.   The  Company
anticipates that additional financing would be an equity financing involving private placement sales of the Company's common stock. In addition, the Company has no arrangements for financing in place and there is no assurance that adequate financing will be obtained. Even if additional financing is obtained, there is no assurance that the exploration program will result in establishment of commercial reserves of minerals on the Property. Additional exploration beyond the recommended four phase exploration program will be required to establish commercial reserves. Even if commercial reserves were established, there is no assurance that the reserves would justify a mine on the Property or that the Company would be able finance development of a mine on the Property. Investors are cautioned that exploration for minerals is a highly risky business.

Property   exploration   expenditures   include   all costs of acquisition and
maintenance of the property,all expenditures on the exploration and development of the property and all other costs and expenses of whatsoever kind or nature, including those of a capital nature, incurred or chargeable with respect to the exploration of the property.

Description of the Eddy Mineral Claims

The Eddy mineral claims are located in the Fort Steele Mining District of the Province of British Columbia. It consists of 100 claims totaling 119 units which is approximately 7,000 acres.The following table lists the claims that comprise the Eddy Property:


  Record #   Name     Map #     Expiration Date    # of Units
  -----------------------------------------------------------
  387079    Eddy  1   082F040    Jul 15, 2003       1 unit
  387080    Eddy  2   082F040    Jul 15, 2003       1 unit
  387081    Eddy  3   082F040    Jul 15, 2003       1 unit
  387082    Eddy  4   082F040    Jul 15, 2003       1 unit
  395303    Eddy 25   082F050    Jul 17, 2003       1 unit
  395304    Eddy 26   082F050    Jul 17, 2003       1 unit
  395305    Eddy 27   082F050    Jul 17, 2003       1 unit
  395306    Eddy 28   082F050    Jul 17, 2003       1 unit
  395311    Eddy 33   082F050    Jul 17, 2003       1 unit
  395312    Eddy 34   082F050    Jul 17, 2003       1 unit
  395313    Eddy 35   082F050    Jul 17, 2003       1 unit
  395314    Eddy 36   082F050    Jul 17, 2003       1 unit
  395319    Eddy 41   082F050    Jul 17, 2003       1 unit
  395320    Eddy 42   082F050    Jul 17, 2003       1 unit
  395321    Eddy 43   082F050    Jul 17, 2003       1 unit
  395343    Eddy 44   082F050    Jul 17, 2003       1 unit
  387078    Eddy      082F050    Jul 15, 2003       1 unit
  387083    Eddy  5   082F050    Jul 15, 2003       1 unit
  387084    Eddy  6   082F050    Jul 15, 2003       1 unit
  387333    Eddy  9   082F050    Jul 15, 2003       1 unit
  387334    Eddy 10   082F050    Jul 15, 2003       1 unit
  387335    Eddy 11   082F050    Jul 15, 2003       1 unit
  387336    Eddy 12   082F050    Jul 15, 2003       1 unit
  387776    Eddy  7   082F050    Jul 15, 2003       1 unit
  387777    Eddy  8   082F050    Jul 15, 2003       1 unit
  387778    Eddy 13   082F050    Jul 15, 2003       1 unit
  387779    Eddy 14   082F050    Jul 15, 2003       1 unit
  393225    Eddy 15   082F050    Jul 15, 2004      20 units
  395123    Eddy 15   082F050    Jul 05, 2003       1 unit
  395124    Eddy 16   082F050    Jul 05, 2003       1 unit
  395125    Eddy 17   082F050    Jul 05, 2003       1 unit
  395126    Eddy 18   082F050    Jul 05, 2003       1 unit
  395271    Eddy 20   082F050    Jul 10, 2003       1 unit
  395272    Eddy 21   082F050    Jul 10, 2003       1 unit
  395273    Eddy 22   082F050    Jul 10, 2003       1 unit
  395274    Eddy 23   082F050    Jul 10, 2003       1 unit
  395275    Eddy 24   082F050    Jul 10, 2003       1 unit
  395276    Eddy 25   082F050    Jul 10, 2003       1 unit
  395277    Eddy 26   082F050    Jul 10, 2003       1 unit
  395294    Eddy 16   082F050    Jul 16, 2003       1 unit
  395295    Eddy 17   082F050    Jul 16, 2003       1 unit
  395296    Eddy 18   082F050    Jul 16, 2003       1 unit
  395297    Eddy 19   082F050    Jul 16, 2003       1 unit
  395298    Eddy 20   082F050    Jul 16, 2003       1 unit
  395299    Eddy 21   082F050    Jul 16, 2003       1 unit
  395300    Eddy 22   082F050    Jul 16, 2003       1 unit
  395301    Eddy 23   082F050    Jul 16, 2003       1 unit
  395302    Eddy 24   082F050    Jul 16, 2003       1 unit
  395307    Eddy 29   082F050    Jul 16, 2003       1 unit
  395308    Eddy 30   082F050    Jul 16, 2003       1 unit
  395309    Eddy 31   082F050    Jul 16, 2003       1 unit
  395310    Eddy 32   082F050    Jul 16, 2003       1 unit
  395315    Eddy 37   082F050    Jul 17, 2003       1 unit
  395316    Eddy 38   082F050    Jul 17, 2003       1 unit
  395317    Eddy 39   082F050    Jul 17, 2003       1 unit
  395318    Eddy 40   082F050    Jul 17, 2003       1 unit
  395322    Eddy 27   082F050    Jul 29, 2003       1 unit
  395323    Eddy 28   082F050    Jul 29, 2003       1 unit
  395324    Eddy 29   082F050    Jul 29, 2003       1 unit
  395325    Eddy 30   082F050    Jul 29, 2003       1 unit
  395326    Eddy 31   082F050    Jul 29, 2003       1 unit
  395754    Eddy 32   082F050    Jul 30, 2003       1 unit
  395755    Eddy 33   082F050    Jul 30, 2003       1 unit
  395756    Eddy 34   082F040    Aug 01, 2003       1 unit
  395757    Eddy 35   082F040    Aug 01, 2003       1 unit
  395758    Eddy 36   082F040    Aug 01, 2003       1 unit
  395759    Eddy 37   082F040    Aug 01, 2003       1 unit
  395760    Eddy 38   082F040    Aug 01, 2003       1 unit
  395761    Eddy 39   082F040    Aug 01, 2003       1 unit
  395762    Eddy 40   082F040    Aug 01, 2003       1 unit
  395763    Eddy 41   082F040    Aug 01, 2003       1 unit
  396088    Eddy 42   082F050    Aug 10, 2003       1 unit
  396089    Eddy 43   082F050    Aug 10, 2003       1 unit
  396090    Eddy 44   082F050    Aug 12, 2003       1 unit
  396091    Eddy 45   082F050    Aug 12, 2003       1 unit
  396092    Eddy 46   082F050    Aug 12, 2003       1 unit
  396093    Eddy 47   082F050    Aug 12, 2003       1 unit
  396094    Eddy 48   082F050    Aug 12, 2003       1 unit
  396095    Eddy 49   082F050    Aug 12, 2003       1 unit
  396096    Eddy 50   082F040    Aug 15, 2003       1 unit
  396097    Eddy 51   082F040    Aug 15, 2003       1 unit
  396098    Eddy 52   082F040    Aug 15, 2003       1 unit
  396099    Eddy 53   082F040    Aug 15, 2003       1 unit
  396100    Eddy 54   082F040    Aug 15, 2003       1 unit
  396101    Eddy 55   082F040    Aug 15, 2003       1 unit
  396102    Eddy 56   082F040    Aug 15, 2003       1 unit
  396103    Eddy 57   082F040    Aug 15, 2003       1 unit
  396104    Eddy 58   082F040    Aug 17, 2003       1 unit
  396105    Eddy 59   082F040    Aug 17, 2003       1 unit
  396106    Eddy 60   082F040    Aug 17, 2003       1 unit
  396107    Eddy 61   082F040    Aug 17, 2003       1 unit
  396108    Eddy 62   082F040    Aug 17, 2003       1 unit
  396109    Eddy 63   082F040    Aug 17, 2003       1 unit
  387670    Nelly 1   082F050    Jul 15, 2003       1 unit
  387671    Nelly 2   082F050    Jul 15, 2003       1 unit
  387672    Nelly 3   082F050    Jul 15, 2003       1 unit
  387673    Nelly 4   082F050    Jul 15, 2003       1 unit
  210255    L3772A    080F050    Jul 15, 2004       1 unit
  210256    L3773     080F050    Jul 15, 2004       1 unit
  210237    L3774     080F050    Jul 15, 2004       1 unit


Location of the Eddy Mineral Claims

The Eddy property is located 25 km southwest of Cranbrook, British Columbia, Canada around the Weaver Creek area. The property spans the boundary between NTS map sheets 82F/050 and 82F/040, Fort Steele Mining Division. The property covers Weaver Creek, the headwaters of Ryder Creek, Galway Creek and Claim Creek. The property accessed by the Lumerton FSR driven 9 km to the Moyie Main then 12 km to North Moyie Creek road, then 1.5 km to Ryder Creek road, then
5.2 km to an unmarked road on the loft of the road. Most of the property is accessible by old logging and exploration roads.

The Eddy property is located in the Purcell Mountain Range. Elevation ranges from 1400 to 2140 meters, topography varies from gentle and moderate wooded slopes to steep rocky slopes.

History of the Eddy Mineral Claims

The largest resource of gold identified in the area is the "David" which is found at the headwaters of Kutlits Creek. The David contains at least 90,000 tonnes of shear hosted gold mineralization averaging less than 0.4 oz/ton. It is steeply dipping, about 1-2 m wide and the gold is associated with pyrite and galena. There are no high arsenic levels although acid-rock drainage may be a problem for future mining.

Throughout the 1980's, an extensive program of prospecting, soil sampling, mapping, trenching, VLF-EM, magnetic geophysical surveying and drilling was conducted over the area now staked as the Eddy property, giving encouraging gold results throughout the property.During late 1800's and early 1900's, placer gold was extracted from Weaver Creek. Prospecting for the source of the placer gold was carried out but remained largely unsuccessful. In the early 1980's during road building, gold was exposed, bearing quartz vein, prompting Weaver Creek to be staked.

Geological Report

We have obtained a geological evaluation report on the Eddy mineral claims which was prepared by G. Rodgers, P.Eng, C. Kennedy and S. Kennedy. The report summarized the results of exploration and geology that was carried during the summer of 2002 and the geological formations on the property that were identified as a result of samples taken at that time.

In the report, Mr. Glen Rodgers recommends proceeding with a four phase, staged exploration program on the Eddy mineral claim. He suggests using techniques as geological mapping, soil sampling and trenching to locate gold value over 50 ppb. Because the property is also covered with vegetation, a budget is required to excavate trenches to expose bedrock the property. A budget has also been proposed for road construction to improve access on the property.

If we complete all four phases of the exploration program and the results of these efforts are positive, we will still have to undertake an extensive and additional exploration program which might consist of further soil sampling, geophysical surveys, trenching or drilling before we will be able to
identify commercially viable reserves.   The  costs  of  these  subsequent
programs will be significantly more than  the  costs set forth above for the
initial four phase exploration program.   Based  on  our current  financial
situation, obtaining funds for these additional costs appears doubtful. Compliance with Government Regulation

We will be required to conduct all mineral exploration activities in accordance with the Mining Act of British Columbia. We will be required to obtain work permits from the British Columbia Ministry of Energy Mines and Resources for any exploration work that results in a physical disturbance to the land. We will be required to obtain a work permit if we proceed with the first phase of our exploration program. While there is no charge, we have
not yet obtained a work permit under the Mining Act.   However, we will incur
the expense of our geologist to prepare the required submission to the Ministry of Energy Mines and Resources. If the exploration program proceeds to the trenching, drilling and bulk sampling stages, we will be required to post small bonds and file statements of work with the Ministry of Energy
Mines and Resources.   We  will be  required  by the  Mining Act to undertake
remediation work on any work that results in physical disturbance to the land. The cost of remediation work will vary according to the degree of physical disturbance.

Regulatory compliance costs have been budgeted in the proposed exploration program recommended by the geological report. As mentioned above, we will have to sustain the cost of reclamation and environmental mediation for all exploration and other work undertaken. The amount of these costs is not known at this time as we do not know the extent of the exploration program that will be undertaken,if at all,beyond completion of the recommended exploration program. Because there is presently no information on the size, tenor, or quality of any resource or reserve at this time, it is impossible to assess the impact of any capital expenditures on earnings or our competitive position.

An environmental review is not required under the Environmental Assessment Act to proceed with the recommended exploration program on our mineral claims.


Employees and Consultants

We have no full-time employees and two part-time employees. Our part-time employees include Mr. Robert Rosner,our President and Chief Executive Officer, and Mr. John Kowalchuk,our Vice-President of Exploration. We plan to conduct our business primarily through agreements with consultants and arms-length third parties.

Subsidiaries

We do not have any subsidiaries at the moment.   We are  in  the  process  of
incorporating a wholly owned British Columbia subsidiary for the purpose of holding the Canadian mineral property options.

Patents and Trademarks

We  do  not  own,  either  legally or  beneficially, any patent or trademark.
However, we currently  own  the  internet  domain   name   www.EngineMax.com,
and www.moneyclubfinancial.com.

Research and Development Expenditures

We have not expended any money on research and development. We have spent $15,000 on expenses associated with the acquisition of the rights to develop our EngineMax software and the www.EngineMax.com web site address.

In exchange for the acquisition of the Money Club Financial business concept, web site, technology and business plan, the Company issued 75,000 shares of its common stock. Concurrent with the closing of this acquisition, the Company's president also transferred to the vendor an additional 2.5 million shares of his common stock. No consideration is payable by the Company to the president in respect of this transfer. The purchase price based on an independent valuation of the Money Club Financial business concept acquired was $10,900. We have not expended any money on research & development costs except on the independent evaluation of the business concept.

We have not expended any money on research and development associated with the acquisitions of the mineral property rights in British Columbia,Canada.We have however, entered into an option agreement in the acquisition of the Cahill mineral claims where the Company made a cash payment of $1,500, will issue up to 120,000 common shares and complete $115,000 of exploration work
over a three year period.    The Company  has  also entered  into  an option
agreement in the acquisition of the Eddy mineral claims where the Company made a cash payment of $1,000, will issue up to 650,000 common shares and complete $775,000 of exploration work over a four year period.


Item 2.   Description of Property

We do not own or lease any real property other than the option to acquire an interest in the Cahill mineral claims and the Eddy mineral claims. Our
principal  executive  offices are located in  property  rented by   Mr.Robert
Rosner, our President and a Director at 1281 West Georgia Street, Suite 501, Vancouver, BC V6E 3J7 Canada, for which we pay him $500 per month on a month-to-month basis.


Item 3.   Legal Proceedings

We know of no material,active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates or any registered or beneficial shareholders are an adverse party or have a material interest adverse to us.


Item 4.   Submission of Matters to a Vote of Security Holders

No matters were submitted to our security holders for a vote during the fourth quarter of our fiscal year ending December 31, 2002.



                                       PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholders Matters

Market Information

Prior to August 2001, there was no trading market for our common stock. We obtained a trading symbol of "FCYP" and began trading on the NASD Over -the-Counter Bulletin Board in August 2001. Although we have a listing on the Bulletin Board there is no assurance that an active, liquid market for our common stock will develop or that a trading market will continue.

Our common stock is quoted on the NASD Over-the-Counter Bulletin Board at the present time. At April 14 2003 our stock's closing price was $0.18 per share. This price, however, is an inter-dealer price without retail mark-up, mark-down or commission and may not represent an actual transaction. The high and the low trades for our shares for each quarter of actual trading were:

                                                 HIGH              LOW
                                               ---------        ---------

     2001*

     Third Quarter                             $  1.50          $  0.40
     Fourth Quarter                            $  1.50          $  0.035

     2002*

     First Quarter                             $  0.11          $  0.09
     Second Quarter                            $  0.74          $  0.09
     Third Quarter                             $  0.75          $  0.52
     Fourth Quarter                            $  0.42          $  0.06

     2003*

     First Quarter                             $  0.19          $  0.07

     -------------------------------------------------------------------------
     * The prices are all "closing" prices and appear as approximate figures and retroactively reflect the five for one stock split in October 2002.

The Security and Exchange Commission has adopted a Rule that defines a "penny stock" for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less
than $5.00 per share, subject to certain  exceptions.   Our  common  stock  is
presently considered a "penny stock" and is subject to such market rules. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the Commission, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;
(b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities' laws;
(c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d)contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines terms that are significant in the disclosure document or in the conduct of trading in penny stocks ; and
(f) contains such other information and is in such form,including language, type, size and format, as the Commission shall require by rule or regulation. The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with: (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statements showing the market value of each penny stock held in the customer's account.In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgement of the receipt of a risk disclosure statement, a written agreement of transactions involving penny stock and a signed and dated copy of a written suitability statement. These
disclosure   requirements   may  have  the  effect of  reducing  the  trading
activity in the secondary market for our stock.

Holders  of  Common  Stock

There are 20,362,500 outstanding common shares as of April 14, 2003 held by approximately 19 registered stockholders of our common stock. Based on the information received from brokers and others in fiduciary capacities, we estimate that the total number of shareholders of our common stock does not
exceed 150.   Our shares  of  common  stock  are currently traded on the OTC electronic Bulletin Board under the symbol "FCYP".

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

Recent  Sales  of  Unregistered  Securities

We completed the acquisition of the "Money Club Financial" business concept, web site, technology and business plan on September 26, 2002 from Ms. Elaine Lugo in consideration for the issue of 75,000 shares of our common stock. The shares constituted restricted securities under the United States Securities Act of 1933 (th "1933 Act"), and were issued pursuant to an exemption from the registration requirements of the 1933 Act pursuant to Section 4(2) of the 1933 Act.


Item 6.   Management's Discussion and Analysis or Plan of Operation

Forward-Looking Statements

Many statements made in this report are forward-looking statements that are not based on historical facts.Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward looking statements. The forward-looking statements made in this report relate only to events as of the date on which the statements are made.

Plan of Operations

We have not attained profitable operations since inception. We do not have sufficient capital to meet our obligations for the next twelve month period. As a result, we need to seek additional funding in the near future and to explore potential business opportunities with third parties to secure new sources of revenue. We anticipate that any additional funding will be in the form of equity financing from the sale of our common stock. We plan to raise principal amount of up to $180,000 over the next twelve months to cover our minimum cash requirements to persons who are "accredited investors" in private placement transactions. At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or that we will be successful in securing new sources
through potential business opportunities.    Similarly, no assurance exists
that we will receive revenues from the operations concerning the Cahill and Eddy mineral claims over the next twelve months.We believe that debt financing will not be an alternative funding source.

If we raised the principal amount of $180,000,it would be allocated as follows:

 $ 10,000 to engage an independent consultant or personnel to evaluate the development of the Money Club financial business concept and to set a new operational plan;
 $ 35,000 to fulfill the cash requirements for Phase 1 and 2 (1500 ft diamond drilling) on the Cahill option agreement,as well as part of Phase 3;
 $ 40,000 to fulfill part of first year cash requirements on the Eddy option agreement, performing prospective detailed geological mapping and trenching, soil & rock samples, and to improve access to the properties (Phase 1);
 $ 35,000 to fulfill balance of first year cash requirements on the Eddy option agreement, performing 1500 ft diamond drilling(Phase 2); and
 $ 60,000  for initial operating capital for the next twelve months.

If we are not able to engage an independent consultant or hire an experienced personnel to assist us to develop the Money Club financial business concept and to set a new operational plan, we may look at other alternatives.

If we do not raise the financing necessary to enable us to complete the exploration expenditures required under the option agreements for the Cahill and for the Eddy mineral claims, then our options will terminate and we will lose all our rights and interest in the Cahill and Eddy properties. If we do
not  secure  additional  financing   to  incur   the   required   exploration
expenditures, we may consider bringing in a joint venture partner to provide the required funding. We cannot provide investors with any assurance that we will be able to locate joint venture partner(s) who will assist us in funding the exploration of the Cahill and Eddy mineral claims.

The Company's financial statements are presented on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At December 31, 2002 we have been unsuccessful in our efforts to raise additional capital to meet our plan
of operations.As a result, our  operations have  been  minimal.   Our cash
position as of December 31, 2002 was NIL. Since inception, we have recognized no revenue. We have accumulated operating losses of $255,734 and we have a working capital deficiency of $213,184. At the present time, and over the next twelve months, our primary focus will be to explore various methods for raising additional funds. We will also investigate the possibility of forming partnerships with other entities and research other business
opportunities.    Accordingly,  our   financial   statements  contain  note
disclosures   describing  the circumstances that lead there to be substantial doubt over our ability to continue as a going concern. In our connection therewith, our independent auditors included in their report on our 2002 financial statements an explanatory paragraph in respect to their being conditions which result in substantial doubt over our ability to continue as a going concern.

At December 31, 2002, we have no cash on hand.   All required administrative
expenses are currently being paid by Mr. Rosner subject  to  reimbursement.
We did not receive any revenues during the twelve months ended December 31, 2002. We do not anticipate earning revenues until such time as we have
entered into commercial  production  of  our  mineral  properties.    We  are
presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.


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

New Accounting Pronouncements

Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146") provides guidance on the recognition and measurement of liabilities for costs associated with exit or disposal activities. The provisions of this Statement are effective for
exit or disposal activities that are initiated after December 31, 2002.    In
November 2002, the FASB issued FASB Interpretation ("FIN") No. 45,"Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", which addresses the accounting for and disclosure of guarantees. FIN 45 requires a guarantor to recognize a liability
for the fair value of a  guarantee  at  inception.   The  recognition  of  the
liability is required even if it is not probable that payments will be required under the guarantee. The disclosure requirements are effective for interim and annual financial statements ending after December 15, 2002. The initial recognition and measurement provisions are effective for all guarantees within the scope of FIN 45 issued or modified after December 31, 2002.

FIN 46, "Consolidation of Variable Interest Entities", clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial
support from other parties.     FIN 46  is  applicable immediately for variable
interest entities created after January 31, 2003. For variable interest entities created prior to January 31, 2003, the provisions of FIN 46 are applicable no later than July 1, 2003.

The implementation of these new standards is not expected to have a material effect on our financial statements.

Application of Critical Accounting Policies Going Concern

These financial statements have been prepared on a going concern basis which assumes that adequate sources of financing will be obtained as required and that our assets will be realized and liabilities settled in the ordinary course of business. Accordingly, these financial statements do not include any adjustments related to the amounts and classification of liabilities that might be
necessary should we be unable to continue as a going concern.   In order for us
to continue as a going concern, we require additional financing.   There can be
no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms.

Use of Estimates

The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from these estimates.

Mineral Exploration Costs

In connection with the mineral exploration property agreements entered into in 2003, costs incurred in respect of those agreements including the exploration of mineral properties will be charged to expense as incurred.

Risk Factors

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this Annual Report before investing in our common stock. If any of the following risks occur, our business, operating results and financial condition could be seriously harmed. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment.

RISKS  RELATED  TO  OUR  FINANCIAL  CONDITION  AND  BUSINESS  MODEL
IF  WE  DO  NOT  OBTAIN  ADDITIONAL  FINANCING,  OUR  BUSINESS  WILL  FAIL.

Our  current  operating  funds  are  less  than  necessary  to  complete  the exploration of the optioned mineral claims, and therefore we will need to obtain additional financing in order to complete our business plan. As of December 31, 2002, we had no cash. Our business plan calls for significant expenses in connection with the exploration of our optioned mineral claims. While we do not have sufficient funds to carry out phase one of the recommended exploration program on the Cahill and Eddy mineral claims nor for the Money Club Financial business concept, we will require financing in order to
complete the full-recommended  exploration  program.   We  will  also  require
additional financing if the costs of the exploration of our optioned mineral claim are greater than anticipated. We will require additional financing to sustain our business operations if we are not successful in earning revenues once exploration is complete. We plan to commence an offering in the form of equity financing from the sale of our common stock in the principal amount of up to $180,000 to persons who are "accredited investors" in private placement transactions. We can provide no assurance to investors that we will be able to find such financing if required. Obtaining additional financing would be subject to a number of factors, including the market prices for gold, diamond and investor acceptance of our properties, and investor sentiment. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

The  most likely source of future funds presently available to us is through
the sale  of  equity  capital.   Any  sale  of  share capital will result in
dilution to existing shareholders. The only other anticipated alternative for the financing of further exploration would be the offering by us Of an interest in our properties to be earned by another party or parties
carrying   out   further   exploration   thereof,   which  is  not  presently
contemplated.

IF WE DO NOT COMPLETE THE REQUIRED OPTION PAYMENTS AND CAPITAL EXPENDITURE REQUIREMENTS MANDATED IN OUR OPTION, WE WILL LOSE OUR INTEREST IN THE CAHILL AND EDDY MINERAL CLAIMS AND OUR BUSINESS MAY FAIL.

We  are   obligated   to   make   additional   option   payments  and  incur
exploration expenditures on the optioned mineral claim in order to exercise the option and obtain a 100% interest in the Cahill mineral claims and 70% undivided interest in the Eddy mineral claims.We must issue a total of 770,000 additional shares of our common stock and incur exploration expenditures in the amount of $890,000 in order to exercise this option. We will require substantial additional capital to fund the continued exploration of our optioned mineral claim and exercise these options. If we do not make the additional option payments or meet the exploration expenditures required by the option agreement, we will forfeit our interest in the optioned mineral claim and will have no interest in the optioned mineral claims. We have no agreements for additional financing and we can provide no assurance to investors that additional funding will be available to us on acceptable terms, or at all, to continue operations, to fund new business opportunities or to execute our business plan. If we lose our interest in the optioned mineral claims, then there is a substantial risk that our business will fail.

BECAUSE WE HAVE NOT COMMENCED BUSINESS OPERATIONS, WE FACE A HIGH RISK OF BUSINESS FAILURE.

We have not even begun the initial stages of exploration of our optioned mineral claim, and thus have no way to evaluate the likelihood that we will be able to operate the business successfully. We have not earned any revenues as of the date of this Report. Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, and complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates.

Prior  to  completion of our exploration stage, we  anticipate  that  we  will
incur increased  operating  expenses  without  realizing  any   revenues.  We
therefore expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from the exploration of our optioned mineral claim and the production of minerals thereon, if any, we will not be able to earn profits or continue operations.

There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

BECAUSE OF THE SPECULATIVE NATURE OF EXPLORATION OF MINING PROPERTIES, THERE IS SUBSTANTIAL RISK THAT NO COMMERCIALLY EXPLOITABLE MINERALS WILL BE FOUND AND THIS BUSINESS WILL FAIL.

The  search  for  valuable  minerals  as  a  business is extremely risky. We can provide  investors  with  no  assurance  that  the  mineral  claims that
we have optioned  contain  commercially   exploitable  reserves  of gold and
diamond. Exploration  for  minerals  is  a  speculative  venture  necessarily
involving substantial  risk.    The  expenditures  to  be made by us in the
exploration of the optioned  mineral  properties  may  not  result  in  the
discovery of commercial quantities  of gold.   Problems such as unusual or
unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. In such a case, we would be unable to complete our business plan.

BECAUSE OF THE INHERENT DANGERS INVOLVED IN MINERAL EXPLORATION, THERE IS A RISK THAT WE MAY INCUR LIABILITY OR DAMAGES AS WE CONDUCT OUR BUSINESS.

The search for valuable minerals involves numerous hazards. As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which
we may elect not to  insure.    The  payment of such liabilities may have a
material adverse effect on  our  financial  position.

EVEN IF WE DISCOVER COMMERCIAL RESERVES OF PRECIOUS METALS ON OUR OPTIONED MINERAL PROPERTIES, WE MAY NOT BE ABLE TO SUCCESSFULLY OBTAIN COMMERCIAL PRODUCTION.

The optioned mineral properties do not contain any known bodies of ore.   If
our exploration programs are successful in establishing ore of commercial tonnage and grade, we will require additional funds in order to place the Cahill and Eddy mineral claims into commercial production. At this time we can provide investors with no assurance that we will be able to obtain such financing.

WE  NEED  TO CONTINUE AS A  GOING  CONCERN  IF  OUR  BUSINESS  IS TO SUCCEED.

There are a number of factors that raise substantial doubt about the ability of First Cypress Technologies Inc. to continue as a going concern. Such factors are: First Cypress Technologies is in a net loss position;
First Cypress Technologies has not obtained  profitable  operations;
and First Cypress Technologies is dependent upon obtaining adequate financing. If First Cypress Technologies is not able to continue as a going concern, it is likely that investors will lose their investments.

RISKS  RELATED  TO  OUR  MARKET  AND  STRATEGY

If we do not obtain clear title to the mining properties,our business may fail.

While we have obtained geological reports with respect to the optioned mineral properties, this should not be construed as a guarantee of title. The properties may be subject to prior unregistered agreements or transfers or native land claims, and title may be affected by undetected defects. Our optioned mining properties have not been surveyed and therefore, the precise locations and areas of the properties may be in doubt.

RISKS  RELATED  TO  LEGAL  UNCERTAINTY

IF WE BECOME SUBJECT TO BURDENSOME GOVERNMENT REGULATION OR OTHER LEGAL UNCERTAINTIES, OUR BUSINESS WILL BE NEGATIVELY AFFECTED.

There are several governmental regulations that materially restrict the use of ore. Under the Mining Act of British Columbia, to engage in certain types of exploration will require work permits, the posting of bonds, and the performance of remediation work for any physical disturbance to the land. Also, to operate a working mine, the British Columbia Environmental Assessment Act may require an environmental review process.

In addition, the legal and regulatory environment that pertains to the exploration of ore is uncertain and may change.Uncertainty and new regulations could increase our costs of doing business and prevent us from exploring for gold deposits. The growth of demand for ore may also be significantly slowed. This could delay growth in potential demand for and limit our ability to
generate revenues.    In  addition to new laws and regulations being adopted,
existing laws may be applied to mining that have not as yet been applied.These new laws may increase our cost of doing business with the result that our financial condition and operating results may be harmed.


RISKS  RELATED  TO  THIS  OFFERING

BECAUSE OUR PRESIDENT, MR. ROBERT ROSNER, OWNS 36.8% OF OUR OUTSTANDING COMMON STOCK,HE WILL MAKE AND CONTROL CORPORATE DECISIONS THAT MAY BE DISADVANTAGEOUS TO OTHER MINORITY SHAREHOLDERS.

Mr. Robert Rosner, our director and President, owns approximately 36.8% of the outstanding shares of our common stock. Accordingly, he will have a significant influence in determining the outcome of all corporate transactions or other matters, including mergers, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of Mr. Rosner may differ from the interests of the other stockholders and thus result in corporate decisions that are disadvantageous to other shareholders.

BECAUSE OUR PRESIDENT HAS OTHER BUSINESS INTERESTS, HE MAY NOT BE ABLE OR WILLING TO DEVOTE A SUFFICIENT AMOUNT OF TIME TO OUR BUSINESS OPERATIONS,
CAUSING  OUR  BUSINESS  TO  FAIL.

Our  president,  Mr. Rosner presently spends only 50% of his business time on
business  management  services  for  our company.   While Mr. Rosner presently
possesses adequate time to attend to our interests, it is possible that the demands on Mr. Rosner from his other obligations could increase with the result that he would no longer be able to devote sufficient time to the management of our business. In addition, Mr. Rosner may not possess sufficient time for our business if the demands of managing our business increased substantially beyond current levels.

BECAUSE MANAGEMENT HAS ONLY LIMITED EXPERIENCE IN MINERAL EXPLORATION, THE BUSINESS HAS A HIGHER RISK OF FAILURE.

Our management has only limited experience in mineral exploration. As a result of this inexperience,there is a higher risk of our being unable to complete our business plan in the exploration and exploitation of our optioned mineral property.

IF  THERE'S A  MARKET  FOR  OUR COMMON STOCK, OUR STOCK PRICE MAY BE VOLATILE.

If there's a market for our common stock, we anticipate that the market price of our common stock will be subject to wide fluctuations in response to several factors, including:

  (1)   actual  or  anticipated  variations  in  our  results  of  operations;
  (2)   our  ability  or  inability  to  generate  new  revenues;
  (3)   increased  competition;  and
  (4)   conditions  and  trends  in  the  mining  industry.

Further, because our common stock is traded on the NASD over the counter bulletin board, our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuations,as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock.


OUR  SHARES  CONSTITUTE  PENNY  STOCK

The shares of our common stock constitute penny stock under the Securities and Exchange Act. The shares will remain penny stock for the foreseeable future. The classification of penny stock makes it more difficult for a broker-dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his or her investment. Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in First Cypress
Technologies Inc.  will be subject to  rules  15g-1  through  15g-10  of the
Securities and Exchange Act.    Rather than creating a need  to  comply with
those rules, some broker-dealers will refuse to attempt to sell penny stock.


Item  7.  Financial  Statements

Our financial statements are stated in United States dollars and are prepared in accordance with the United States generally accepted accounting principles. The audited financials statements ended December 31, 2002, the independent auditor's report, and the notes to the financial statements are attached as
Exhibit 13 with this filing.


Index  to  Financial  Statements:

1.     Independent  Auditors'  Report;

2.     Audited  Financial  Statements

     a.   Balance  Sheets  as  at  December  31,  2002  and  2001;

     b. Statements of Changes in Capital Deficit for the period from September 14, 1999 (inception) to December 31, 2002;

     c. Statements of Operations for the years ended December 31, 2002 and 2001 and for the cumulative period from September 14, 1999 (inception) to December 31, 2002;

     d. Statements of Cash Flows for the years ended December 31, 2002 and 2001 and for the cumulative period from September 14, 1999 (inception) to December 31, 2002;

     e.   Summary  of  Significant  Accounting  Policies

     f.   Notes  to  Financial  Statements.



Item 8, Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable


                                      PART III

Item 9.   Directors and Executive Officers of the Registrant

Name of Director           Age
----------------          -----
Robert Rosner              38
John Kowalchuk             56

Executive Officers:

Name of Officer            Age    Office
----------------          -----   -------
Robert Rosner              38     President and Chief Executive Officer
John Kowalchuk             56     vice-president of exploration

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

Mr. Carl Chow resigned as our secretary, treasurer and chief financial officer on September 26, 2002.

Mr. John Kowalchuk, BSc., P.Geo is our vice-president of exploration and a member of our board of directors. Mr. Kowalchuk was appointed as our vice - president of exploration and to our board of directors on April 7, 2003. Mr. Kowalchuk was employed as a geologist for Kenrich Mining Corp. Ltd. from March 1996 to December 2000. Mr. Kowalchuk was also the Vice - President of exploration and acted as a consulting geologist for Rock Resources Inc. from January 2000 to January 2003. John has more than thirty-three years of mineral exploration experience with both senior and junior mining companies in Canada,
the United States of America, Mexico and Chile.    Mr. Kowalchuk is expected to
spend approximately 50% of his time on our business.


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


Section  16(a)  Beneficial  Ownership  Reporting  Compliance

The following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during the most recent fiscal year:


                            Number   Transactions   Known Failures
                            Of late   Not Timely      To File a
Name and principal position Reports    Reported     Required Form
--------------------------  -------  -------------- -------------
Robert Rosner               One           0               0
President and Chief         (Form  3)
Executive Officer

John Kowalchuk              One           0               0
Vice-President of           (Form  3)
  Exploration

Item  10.  Executive  Compensation

                            Annual Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities
to us for the fiscal year ended December 31, 2002.     No officers or directors
received annual compensation in excess of $100,000 during the last three complete fiscal years.




                           Annual  Compensation         Long  Term  Compensation
                           --------------------         ------------------------
                                                Other                                   All
                                                Annual                                  Other
                                                Com-    Restricted                      Com-
                                                pen-    Stock    Options/  LTIP         pen-
Name            Title     Year  Salary   Bonus  sation  Awarded  SARs (#)  payouts ($)  sation
------------  ----------  ----  -------  -----  ------  -------  --------  -----------  ------

Robert       President,   2000  $ 1,000      0       0        0         0            0       0
Rosner (1)   CEO and      2001  $12,000
       (1)   Director     2002  $12,000



     (1) Mr. Rosner has not received any of this $12,000 shown as a salary. This amount has been deferred due to the financial constraints of the company for the years 2002 and 2001.


Stock  option  grants

We did not grant any stock options during our most recent fiscal year ended December 31, 2002 nor have we granted stock options since the company's inception in 1999.

Employment/Consulting  agreements

We do not have an employment or consultant agreement with Mr. Robert Rosner, our president and a director. Mr. Rosner provides his services to us on a part-time basis. Effective December 1, 2000, First Cypress began paying Mr. Rosner a management fee in the amount of $1,000 per month. Due to First Cypress financial condition, for the entire fiscal year of 2001 and 2002, Mr. Rosner's management fees have not been paid and instead have been accrued as an expense.

We  do  not  have  an employment or consultant agreement with Mr. John Kowalchuk
our vice-president of exploration and director.    We do not pay any  salary  or
consulting fees  to  Mr. Kowalchuk.

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers, except that our directors and executive officers may receive stock options at the discretion of our board of directors. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors.

Committees of the Board

We do not have an audit or compensation committee at this time.

Director Compensation

We do not have a compensation committee. We may reimburse our directors for expenses incurred in connection with attending board meetings but did not pay director's fees or other cash compensation for services rendered as a director in the year ended December 31, 2002.

We have no formal plan for compensating our directors for their service in their capacity as directors. The board of directors may award special remuneration to any director undertaking any special services on behalf of our company other than services ordinarily required of a director. No director received and/or accrued any compensation for his or her services as a director, including committee participation and or past assignments.



Item  11.  Security  Ownership  of  Certain  Beneficial  Owners  and  Management

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding common stock as of April 15, 2003, and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

                                                       Amount of         Percent
                           Name and address            beneficial        of
Title of Class             of beneficial owner         ownership         class
                           -----------------------------------------------------
Common Stock               Robert Rosner                7,500,000 shares  36.8%
                           Director, President &
                           Chief Executive Officer
                           Unit 3362-349 W. Georgia Street
                           Vancouver, BC  V6B3Y3

Common Stock               John Kowalchuk                       - shares     0%
                           Vice President of Exploration
                           #16, 7491 No. 1 Road
                           Richmond, BC
                           V7C 1TC

Common Stock               Elaine Lugo                  2,575,000 shares  12.6%
                           1805 Iron Ridge Drive
                           Las Vegas, Nevada
                           89117-5836

Common Stock               All Officers and Directors   7,500,000 shares  36.8%
                           as a Group that
                           consists of 2 persons.
--------------------------------------------------------------------------------


The percent of class is based on 20,362,500 shares of common stockissued and outstanding as of April 15, 2003.

Under the rules of the Securities and Exchange Commission, a person (or group of persons) is deemed to be a "beneficial owner" of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security, which that person has the right to acquire within 60 days, such as options or warrants to purchase the common stock of First Cypress. There were no rights outstanding as of April 15, 2003 entitling owners to acquire our common stock within 60 days.

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

Mr. Rosner has loaned First Cypress $171,973 in funds to support the on-going expenses of the company. This amount is unsecured and repayable on demand with interest at 8% per annum. Interest charged during the year ended December 31, 2002 was $10,467.

Concurrent with the closing of the acquisition of the Money Club Financial business concept, Mr. Rosner, president and the sole director of First Cypress, surrendered 2,500,000 (post-split) shares of common stock of First Cypress for cancellation and transferred to Ms. Lugo 2,500,000 (post-split) shares of his common stock. Mr. Carl Chow, the former secretary and treasurer and a former director of First Cypress Technologies surrendered 12,500,000 (post-split) shares of common stock of First Cypress for cancellation concurrent with the closing. Mr. Chow has ceased to be an officer or director of the Company and no longer owns any shares of the Company. The surrender of shares for cancellation by Mr. Chow and Mr. Rosner and the transfer of shares by Mr. Rosner to Ms. Lugo were conditions precedent to the closing of the acquisition of the assets under the terms of the acquisition agreement.


Item  13.  Exhibits  and  Reports  on  Form  8-K


(a)     Exhibits  and  Index  of  Exhibits


  Exhibit
  Number                         Description of Exhibit
--------------     -------------------------------------------------------------
 3.1                Articles  of  Incorporation(1)
 3.2                Bylaws,  as  amended(1)
 4.1                Share  Certificate(1)
10.2                Purchase Agreement, Money Club Financial(2)
10.3                Option Agreement, Cahill Mineral Claims(3)
10.3                Option Agreement, Eddy Mineral Claims(4)
13.3                Audited Financial Statements for the years ended
                    December 31, 2002 and 2001
99.1                Section 906 Certification
--------------------------------------------------------------------------------
(1) Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant's Form SB-2 Registration Statement, as amended on April 27, 2001.
(2) Previously filed with the Securities and Exchange Commission as an exhibit to the Form 8-K dated October 7, 2002.
(3) Previously filed with the Securities and Exchange Commission as an exhibit to the Form 8-K dated March 5, 2003.
(4) Previously filed with the Securities and Exchange Commission as an exhibit to the Form 8-K dated April 21, 2003.


(b)     Reports  on  Form  8-K.

On October 7, 2002, we reported with the US Securities and Exchange Commission that we entered into an acquisition agreement to purchase the Money Club Financial business concept from Elaine Lugo.


On March 5, 2003, we reported with the US Securities and Exchange Commission that we had entered into an option agreement to acquire 100% interest in the Cahill mineral claims covering approximately 926.7 acres in the Osoyoos Mining Division of the Province of British Columbia from Locke B. Smith.

On April 21, 2003, we reported with the US Securities and Exchange Commission that we had entered into an option agreement to acquire 70% undivided interest in the Eddy mineral claims covering approximately 7,000 acres in the Fort Steele Mining Division of the Province of British Columbia from Ruby Red Resources, Inc.


Item 14.  Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, within 90 days prior to the filing date of this report, the Company carried out an evaluation of effectiveness of the design and operation of the Company's disclosure controls
and procedures.   This evaluation was carried out with the participation of the
Company's president and Chief Executive Officer (or persons performing similar functions). Based upon that evaluation, the Company's president and Chief Executive Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or other factors, including any corrective actions with regards to significant deficiencies and material weaknesses which could significantly affect the internal controls subsequent to the date the Company carried out its evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.Disclosure controls and procedures include, without limitation, controls,and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure.

                                   SIGNATURES



In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


FIRST CYPRESS TECHNOLOGIES,  INC.


By:  /s/ ROBERT ROSNER
     ___________________________________
     ROBERT ROSNER, President, Chief Executive Officer,
     Principal Accounting Officer, and Director
     Date:     APRIL 22,  2003


In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By:  /s/ ROBERT ROSNER
     ___________________________________
     ROBERT ROSNER, President, Chief Executive Officer,
     Principal Accounting Officer, and Director



     Date:     APRIL 22, 2003

                           SECTION 302 CERTIFICATION




     I, ROBERT ROSNER, as principal executive officer of First Cypress Technologies,Inc. (the "Registrant"), hereby certify that:

     1. I have reviewed this annual report on Form 10-KSB of First Cypress Technologies, Inc. (the "Registrant");

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in the annual report;

     4. The Registrant's other certifying officers and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

               (a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant and its consolidated subsidiaries, is made know to us by others within those entities, particularly during the period in which this annual report is being prepared;

               (b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this annual report (the "Evaluation Date"); and

               (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

     5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the Audit Committee of the Registrant's Board of Directors (or persons fulfilling the equivalent function):

               (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize, and report financial data and have identified for the Registrant's auditors any material weaknesses in internal control; and

               (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in the internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

               EXECUTED this 22nd day of April, 2003.


   /s/  Robert Rosner
 --------------------------------
     Robert Rosner, President
     and Chief Executive Officer
     and Principal Accounting Officer

EXHIBIT 99.1





            CERTIFICATION  OF  CHIEF  EXECUTIVE  OFFICER
                         PURSUANT TO
                  18  U.S.C.  SECTION 1350
                   AS ADOPTED PURSUANT TO
         SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002





I, ROBERT ROSNER, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report on Form 10-KSB of First Cypress Technologies, Inc. for the yea r ended December 31, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the
Securities Exchange Act of 1934 and that the information contained in the Annual Report on Form 10-KSB fairly presents in all material respects the financial condition and results of operations of First Cypress Technologies, Inc.




By:     /s/ ROBERT ROSNER
        ------------------------
        Robert Rosner, President
        and Chief Executive Officer
        and Principal Accounting Officer

Date:   April 22, 2003