Form 10QSB
period 2003-03-31
FIRST CYPRESS TECHNOLOGIES INC
filed 2003-05-15
CIK 1108943

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X]  Quarterly Report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended March 31, 2003

[ ]  Transition Report pursuant to 13 or 15(d) of the Securities Exchange
     Act of 1934
     For the transition period __ to __

                     Commission File Number 000-32747

                        FIRST CYPRESS TECHNOLOGIES, INC.
          (Exact name of small Business Issuer as specified in its charter)

             Nevada                                       98-0218688
(State or other jurisdiction of               IRS Employer Identification No.
 incorporation or organization)

        1281 West Georgia Street, Suite No. 501
        Vancouver, British Columbia                  V6E  3J7
        (Address of principal executive offices)    (Zip Code)

          Issuer's telephone number, including area code: 604-484-2899

                                      None
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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 20,362,500 Shares of
$.001 par value Common Stock outstanding as of April 14, 2003.

Forward-Looking Statements:

This quarterly report on Form 10-QSB contains forward-looking statements. First
Cypress Technologies, Inc. is referred to herein as "we" or "our." The words or phrases "would be," "may allow," "intends to," "may likely result," "are expected to," "may continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements". Such statements include those concerning our expected financial performance, our corporate strategy, and operational plans. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties, including: (a) intense competition in the short term loan services market and the mineral exploration business; (b) our ability to continue our rights under option agreements that convey certain mineral claims interests to us are contingent upon our ability to make required exploration expenditures, which is further contingent upon our ability to obtain financing, which we may be unable to obtain; (c)our ability to continue as a going concern is dependent upon developing our business plan, the continuing financial support of creditors and stockholders, and obtaining long term financing as well as achieving revenue producing operations; (d) should we engage in testing and exploration activities, we will be subject to substantial exploration and regulation costs that pertain to environmental permitting, air quality, water quality and wildlife monitoring, safety regulations, claim filings, and maintenance inspection and monitoring; (e) because we are a development stage company with a limited operating history and a poor financial condition, you will be unable to determine whether we will ever become profitable; (f) although we have conducted our operations for approximately 40 months, we have been unsuccessful in our original business plan of developing an
Internet software program, the EngineMax, or in generating any revenues; (g) our business model of engaging in the businesses of mineral exploration and short term financing is unproven and could fail; (h) we have no brand name recognition and if we fail to establish a brand name in the short term alternative financing business, which will require substantial costs, our potential revenues will be negatively affected; (i) mineral exploration is, by its very nature, a highly risky and speculative business; (j) we may be subject to risks of liability regarding our exploration activities, such as pollution or cave-ins, for which we have no insurance protection; (k) our management does not spend full time on our business activities or developing our Plan of Operations; (l) we may not meet future National Association of Securities Dealers Bulletin Board Exchange
listing requirements which may lead to increased investment risk and inability to sell your shares. Statements made herein are as of the date of the filing of this Form 10-QSB with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

                         PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

Because the accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation
S-B, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and changes in capital deficit in conformity with United States generally accepted accounting principles. Although these financials are presented in this condensed format, we believe that the disclosures are adequate to make the information presented not misleading.

                        First Cypress Technologies, Inc.
                          (A Development Stage Company)
                              Financial Statements
                        For the three-month periods ended
                             March 31, 2003 and 2002
                      (Unaudited - Expressed in US Dollars)

Contents
-----------------------------------------------------------------------------

Financial Statements

------------------------------------------------------------------------------
                                              First Cypress Technologies, Inc.
                                                 (A Development Stage Company)
                                                                Balance Sheets
                                                     (Expressed in US Dollars)

                                                      March 31     December 31
                                                          2003            2002
------------------------------------------------------------------------------
                                                     (Unaudited)

Assets

Current
  Cash                                              $       25     $        -
                                                    -----------    -----------
                                                    $       25     $        -
                                                    ===========    ===========

Liabilities and Capital Deficit

Liabilities
Current

  Accounts payable and accrued liabilities          $   43,815     $   41,211
  Due to related party (Note 2)                        182,375        171,973
                                                    --------------------------
      Total liabilities                                226,190        213,184
                                                    --------------------------

Capital deficit
  Share capital (Note 1)
    Authorized:
      25,000,000 common shares with par value $0.001
    Issued:
      20,362,500 common shares                          20,363         20,363
  Additional paid-in capital                            22,187         22,187
  Deficit accumulated in the development stage        (268,715)      (255,734)
                                                    --------------------------

      Total capital deficit                           (226,165)      (213,184)
                                                    --------------------------

Total Liabilities and Capital Deficit               $       25     $        -
==============================================================================

   The accompanying notes are an integral part of these financial statements.

----------------------------------------------------------------------------------------
                                                        First Cypress Technologies, Inc.
                                                           (A Development Stage Company)
                                                Statements of Changes in Capital Deficit
                                                   (Unaudited - Expressed in US Dollars)

From the period September 14, 1999 (inception) to March 31, 2003
----------------------------------------------------------------------------------------

                                                       Additional      Deficit
                                                          Paid-in  Accumulated
                                     Common Stock         Capital       in the    Total
                                                     (Distribution  Development  Capital
                                    Shares     Amount  of Capital)       Stage   Deficit
----------------------------------------------------------------------------------------

Issuance of shares on
incorporation in September 1999
for cash at $0.0002 per share     25,000,000  $ 25,000 $(20,000)  $       -    $   5,000

Issuance of shares for cash in
 November 1999 at $0.0002 per
 share                             9,950,000     9,950    9,950           -       19,900

Issuance of shares for cash in
 December 1999 at $0.02 per
 share                               337,500       338    6,412           -        6,750

Net loss for the period                    -         -        -     (33,298)     (33,298)
                                 -------------------------------------------------------

Balance, December 31, 1999        35,287,500    35,288   (3,638)    (33,298)      (1,648)

Net loss for the year                      -         -        -    (108,996)    (108,996)
                                 -------------------------------------------------------

Balance, December 31, 2000        35,287,500    35,288   (3,638)   (142,294)    (110,644)

Net loss for the year                      -         -        -     (52,098)     (52,098)
                                 -------------------------------------------------------

Balance, December 31, 2001        35,287,500    35,288   (3,638)   (194,392)    (162,742)

Issuance and assignment of
 common shares in October
 2002 on acquisition of
 Money Club Financial business
 plan
 - common shares transferred
   from the Company's
   president                               -         -   10,582           -       10,582
 - issuance of common shares          75,000        75      243           -          318

Redemption and cancellation of
 common shares in October
 2002 for NIL consideration
                                 (15,000,000)  (15,000)  15,000           -            -

Net loss for the year                      -         -        -     (61,342)     (61,342)
                                 -------------------------------------------------------
Balance, December 31, 2002        20,362,500    20,363   22,187    (255,734)    (213,184)

Net loss for the period                    -         -        -     (12,981)     (12,981)
                                 -------------------------------------------------------

Balance, March 31, 2003           20,362,500  $ 20,363  $22,187   $(268,715)  $ (226,165)
========================================================================================

   The accompanying notes are an integral part of these financial statements.

-------------------------------------------------------------------------------

                                                First Cypress Technologies,Inc.
                                                   (A Development Stage Company)
                                                        Statements of Operations
                                           (Unaudited - Expressed in US Dollars)

                                                                    Period from
                                        For the three-month        September 14
                                           periods ended                   1999
                                              March 31           (inception) to
                                      ------------------------         March 31
                                            2003         2002              2003
-------------------------------------------------------------------------------

Expenses
  Interest and bank charges (Note 2)   $    3,454   $    2,234   $   25,016
  Management fees (Note 3)                  3,000        3,000       28,000
  Other                                       732            -        2,891
  Professional fees                         2,795       (3,477)     165,908
  Rent and office services (Note 3)         1,500        1,500       19,500
  Business development                          -            -       10,900
  Exploration expense (Note 4)              1,500            -        1,500

                                       --------------------------------------
Loss from continuing operations           (12,981)      (3,257)    (253,715)

Loss from discontined operations
  (Note 1)                                      -            -      (15,000)
                                       --------------------------------------

Net loss for the period                $  (12,981)  $   (3,257)  $ (268,715)
=============================================================================

Loss per share - basic and diluted
  - from continuing operations         $    (0.00)  $    (0.00)  $    (0.01)
  - discontinued operations                     -            -            -
                                       --------------------------------------
                                       $    (0.00)  $    (0.00)  $    (0.01)
=============================================================================

Weighted average shares outstanding    20,362,500   35,287,500   32,057,405
=============================================================================

   The accompanying notes are an integral part of these financial statements.

-----------------------------------------------------------------------------------------
                                                          First Cypress Technologies,Inc.
                                                            (A Development Stage Company)
                                                                 Statements of Cash Flows
                                                    (Unaudited - Expressed in US Dollars)

                                                                              Period from
                                                        For the three-month  September 14
                                                           periods ended             1999
                                                              March 31     (inception) to
                                                        --------------------     March 31
                                                             2003       2002       2003
-----------------------------------------------------------------------------------------

Cash flows from operating activities
  Net loss for the period from continuing operations     $(12,981)  $ (3,257)  $(253,715)
  Adjustments to reconcile net loss for the period to
  net cash used in operating activities
    Interest accrued on the stockholder loan                3,439      2,201      24,632
    Common shares issued for business development
     costs                                                      -          -      10,900
  Increase (decrease) in liabilities
    Accounts payable and accrued liabilities                2,604     (8,919)     43,815
                                                        ---------------------------------

     Cash used in operating activities - continuing
                                         operations        (6,938)    (9,975)   (174,368)
     Cash used in operating activities - discontinued
                                         operations             -          -     (15,000)
                                                        ---------------------------------
                                                           (6,938)    (9,975)   (189,368)

Cash flows from financing activities

  Loans from related party                                  6,963      9,941     157,743
  Proceeds from issuance of share capital                       -          -      31,650

                                                        ---------------------------------

     Cash provided by financing activities                  6,963      9,941     189,393
                                                        ---------------------------------

Increase (Decrease)                                            25        (34)         25

Cash, beginning of period                                       -        313           -
                                                        ---------------------------------

Cash, end of period                                     $      25   $    279   $      25
=========================================================================================

Supplemental information
  Interest and taxes paid                               $      -   $      -   $        -
=========================================================================================

   The accompanying notes are an integral part of these financial statements.

--------------------------------------------------------------------------------
                                                First Cypress Technologies,Inc.
                                                   (A Development Stage Company)
                                                   Notes to Financial Statements
                                           (Unaudited - Expressed in US Dollars)

March 31, 2003 and 2002
--------------------------------------------------------------------------------

1. Nature of Business and Ability to Continue Operations

First Cypress Technologies, Inc. was incorporated on September 14, 1999 under the laws of the State of Nevada. The Company was in the process of developing an internet computer software program known as EngineMax. The EngineMax computer software program was being designed to automate the process of submission of
Internet web page information to major Internet search engines. Essentially, software development was suspended in November 2002 due to cash flow constraints.

In October 2002, the Company acquired certain items constituting the "Money Club
Financial" business concept and business plan. Due to the Company's inability to raise the necessary capital to further the Money Club business concept, no monies were spent furthering the business concept from the date of acquisition to March 31, 2003. In February and April of 2003, the Company entered into two option agreements to acquire mineral property rights in British Columbia, Canada and is in the process of pursuing mineral exploration activity.

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for fair presentation contained therein. It is suggested that these interim financial statements be read in conjunction with the audited financial statements of the
Company for the years ended December 31, 2002 and 2001 included in the Company's
10-KSB Annual Report. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

These accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at March 31,
2003, the Company has recognized no revenue, has accumulated operating losses of
$268,715 since its inception and has a working capital deficiency of $226,165.

The continuation of the Company is dependent upon pursuing and developing a sustainable business, the continuing financial support of creditors and stockholders and obtaining long term financing as well as achieving a profitable level of operations. Management plans to raise equity capital to finance the administration and mineral exploration requirements of the Company and to explore further opportunities with the Money Club Financial business concept. It is management's intention to raise new equity financing of at least $180,000 within the upcoming year. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. Should the Company not raise the amount necessary to keep the mineral exploration agreements in good standing, such agreements, and the Company's rights under those agreements, would be cancelled.

--------------------------------------------------------------------------------
                                                First Cypress Technologies,Inc.
                                                   (A Development Stage Company)
                                                   Notes to Financial Statements
                                           (Unaudited - Expressed in US Dollars)

March 31, 2003 and 2002
--------------------------------------------------------------------------------
1. Nature of Business and Ability to Continue Operations - Continued

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the amounts and classification of liabilities that might arise from this uncertainty.

In connection with the Money Club Financial purchase in October 2002 and the mineral option agreements entered into during 2003, the Company has discontinued
its involvement in software development related to its Enginemax computer software program. Such costs related to software development have been segregated in these financial statements as discontinued operations. The Company did not incur any costs in 2002 or 2003 in respect of the software development.
No revenue was ever earned from software development and there were no assets existing at March 31, 2003 pertaining to the software development business.

On October 14, 2002, the Company completed a five for one split of its common stock. The effects of the stock split have been retroactively reflected in these financial statements.

--------------------------------------------------------------------------------

2. Due to Related Party

Amounts due to the Company's President are unsecured and repayable on demand with interest at 8% per annum. Interest expense accrued in respect of these advances totaled $3,439 for the three months ended March 31, 2003 (2002 -
$2,201).

--------------------------------------------------------------------------------

3. Related Party Transactions

Related party transactions not disclosed elsewhere in these financial statements are as follows:

                                                              2003     2002
                                                          ------------------
  Rent and office services paid to the President
    of the Company                                        $  1,500  $  1,500
  Management fees paid to the President of the
    Company                                               $  3,000  $  3,000

Related party transactions are recorded at the exchange amount, being the amount established and agreed to by the related parties.

--------------------------------------------------------------------------------

------------------------------------------------------------------------------
                                                First Cypress Technologies,Inc.
                                                   (A Development Stage Company)
                                                   Notes to Financial Statements
                                           (Unaudited - Expressed in US Dollars)

March 31, 2003 and 2002
-------------------------------------------------------------------------------

4. Mineral Properties

a)  On February 18, 2003, the Company entered into an option agreement whereby it acquired an exclusive option to purchase a 100% undivided interest in two mineral claims ("the Cahill Claims") in the Osoyoos Mining Division in
    British Columbia, Canada. The option is exercisable upon the payment of
    $1,500 (which has been paid), the issuance of 120,000 shares of the Company's common stock and incurring exploration expenditures of $115,000 in a three phase exploration program before July 31, 2004. The issuance of common shares and exploration expenditures are required as follows:

                                                    Issuance of
                                                      Common        Exploration
                                                      Shares       Expenditures
                                                   -----------------------------

    On agreement (not yet issued)                      10,000        $       -
    Before July 31, 2003                               10,000            5,000
    Before November 30, 2003                           50,000           10,000
    Before July 31, 2004                               50,000          100,000
                                                   -----------------------------
                                                      120,000        $ 115,000

b)  On April 16, 2003, the Company entered into an option agreement whereby it acquired an exclusive option to purchase a 70% undivided interest in the
    Eddy mineral claims in the Fort Steele Mining District of British Columbia,
    Canada. The option is exercisable upon the payment of $1,000 (which has been paid), the issuance of 650,000 shares of common stock and incurring exploration expenditures of $775,000 in a four phase exploration program before April 1, 2007. The issuance of common shares and exploration expenditures are required as follows:
                                                    Issuance of
                                                         Common     Exploration
                                                         Shares    Expenditures
                                                   -----------------------------

    On agreement (not yet issued)                     200,000        $       -
    Before April 16, 2004                             150,000           75,000
    Before April 16, 2005                             150,000          150,000
    Before April 16, 2006                             150,000          250,000
    Before April 16, 2007                                   -          300,000
                                                   -----------------------------
                                                      650,000        $ 775,000

Exploration costs are charged to operations as incurred until such time that proven reserves are discovered. From that time forward, the Company will capitalize all costs to the extent that future cash flow from mineral reserves equals or exceeds the costs deferred. Any deferred costs will be amortized over the recoverable reserves when a property reaches commercial production. As at
March 31, 2003 and December 31, 2002, the Company did not have proven reserves.

Unpaid amounts in respect of the Company's option agreements are not recorded as a liability since they are payable entirely at the Company's option.

5. Subsequent Events

In May 2003, the Company's Board of Directors approved the 2003 Consulting
Services Plan ("the Plan") whereby 4,200,000 shares of the Company's common stock may be issued to compensate consultants for services rendered to the
Company pursuant to consulting agreements. Also in May 2003, the Company entered into two agreements with consultants pursuant to the Plan to obtain legal and communication services . Partial consideration for those services consisted of
750,000 fully-vested, non-forfeitable shares of the Company's common stock. The approximate value of the common shares was $ 67,500, based on the quoted market price on the agreement dates. Such amount will be amortized over the respective contract terms.

Item 2. Management's Discussion and Analysis or Plan of Operations

Forward Looking Statements

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes. For purposes of this Management's Discussion and Analysis, the words "we" or "our" refer to First Cypress Technologies, Inc. This discussion and analysis contains forward-looking statements based on our current expectations, assumptions, estimates and projections overview. The words or phrases "believe," "expect," "may," "should," "anticipates," or similar expressions are intended to identify "forward-looking statements". Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties pertaining to our business, including those risks summarized on page 3 of this Form 10-QSB.

Background Information Pertaining to Development of Our Business

We were incorporated on September 14, 1999 under the laws of the State of
Nevada. At our incorporation, we were engaged in the business of developing an
Internet computer software program known as EngineMax, which was intended to automate the process of submission of Internet web page information to major
Internet search engines. Although we attempted to develop this software program from September 1999 to October 2002, we suspended these efforts in November
2002, due to our insufficient cash flow and inability to obtain financing to conduct further development of this software program. As such, during late 2002 and in early 2003, based upon our evaluation of our then current business plan, we: (a) discontinued software development of the Enginemax computer software program; (b) adopted a new business plan which we believe will better serve our interests that is comprised of the Money Club Financial business concept and the
2003 Cahill and Eddy mineral claims option agreements.

In October 2002, we acquired the "Money Club Financial" business concept, website, technology and business plan; however, to date we have been unable to develop the concept, due to our insufficient cash and our inability to obtain financing for this purpose.

In February 2003, we entered into an option agreement with Locke B. Goldsmith to acquire a 100% interest in certain mineral claims known as the "Cahill mineral claims" which cover approximately 926.7 acres in the Osoyoos Mining Division of the Province of British Columbia. The option agreement provides that we issue
10,000 shares of our common stock upon execution of the option agreement, which was issued subsequent to the current reporting period ending March 31, 2003,
10,000 shares of our common stock to Mr. Goldsmith by July 31, 2003, 50,000 of our shares by November 30, 2003, and 50,000 of our shares by July 31, 2004. The agreement further provides that we are required to incur total exploration expenditures of $115,000, as follows: (a) $5,000 on or before July 31, 2003; (b)
$10,000 on or before November 30, 2003; and (c) $100,000 on or before July 31,
2004. Should we fail to issue these shares or make the required expenditures, the agreement may be terminated and we will have no further interest in the mineral claims. Our ability to make the required exploration expenditures is contingent upon our ability to obtain financing, which we may be unable to obtain.

In April 2003, we entered into an option agreement with Ruby Red Resources, Inc.
to acquire a 70% undivided interest in certain mineral claims known as the "Eddy mineral claims" which cover approximately 7,000 acres in the Fort Steele Mining
Division of the Province of British Columbia. The option agreement provides that we issue a total of 650,000 of our shares to Ruby Red Resources, as follows: (a)
200,000 shares upon execution of the option agreement; (b) 3 issuances of
150,000 shares to be made on or before April 16, 2004, April 16, 2005, and April
16, 2006. The agreement further provides that we are required to incur total exploration expenditures of $775,000, as follows: (a) $75,000 on or before April
16, 2004; (b) $150,000 on or before April 16, 2005; (c) $250,000 on or before
April 16, 2006; and (d) $300,000 on or before April 16, 2007. Should we fail to issue the shares or make the required expenditures, the agreement may be terminated and we will have no further interest in the mineral claims. Our ability to make the required exploration expenditures is contingent upon our ability to obtain financing, which we may be unable to obtain.

Our ability to continue as a going concern is dependent upon pursuing and developing a sustainable business, the continuing financial support of creditors and stockholders and obtaining long term financing as well as achieving revenue producing operations. Although we plan to raise equity capital to finance our administration and mineral exploration requirements and to develop and promote the Money Club Financial business concept, we may be unable to obtain such financing. Should we fail to raise funds from an equity offering or otherwise obtain financing, the option agreements referred to above will be cancelled and we will have no further interest in the mineral claims.

Plan of Operations

We have earned no revenues since our inception. We have not attained profitable operations since inception. We do not have sufficient capital to meet our obligations for the next twelve months. As a result, we are dependent for our short term needs upon financing from our management or shareholders; however, we have no agreements with our management or shareholders which would ensure that we receive any such financing. To sustain our operations in the near future and to accomplish our Plan of Operations, we will need funding from other sources.
We anticipate that any additional funding will involve the sale of our common stock. We plan to raise $180,000 from the sale of our common stock to accredited investors in private placement transactions to cover our minimum cash requirements; however, we may be unable to raise such funds. In addition, it is unlikely that we will receive revenues from the operations concerning the Cahill and Eddy mineral claims over the next twelve months.

If we do not raise the financing necessary to enable us to complete the exploration expenditures required under the option agreements for the Cahill and for the Eddy mineral claims, our options will terminate and we will lose all our rights and interest in the Cahill and Eddy properties. If we do not secure additional financing to incur the required exploration expenditures, we may consider entering into joint venture agreements to provide the required funding.
We cannot provide investors with any assurance that we will be able to locate joint venture partners that will assist us in funding the exploration of the
Cahill and Eddy mineral claims.

Our Plan of Operations, which will occur over a twelve month period, is contingent upon receiving adequate financing, as follows:

                                    Annual
Type Expenditures               Estimated Amount
-------------------           -------------------
Hiring Consultant -               $    10,000
Evaluation of Money
Club Financial business
concept
-------------------           -------------------
Cahill Option
Expenditures*                     $    32,400
-------------------           -------------------
Eddy Option
Expenditures*                     $    75,562
-------------------           -------------------

Operating Expenses **             $    60,000
-------------------           -------------------

Total                             $   177,962
                              ===================

* A breakdown of the specific expenditures under the Cahill and Eddy Option agreements are described below.

** Operating Expenses include office rent, utilities, and legal and accounting expenses.

Should we obtain sufficient financing, our Plan of Operations over a period of twelve months will be the following:

Independent Consultant Evaluation

Engage an independent consultant or personnel with experience or expertise in the short term loan business to evaluate the development of the Money Club financial business concept. Based on the consultant's evaluation, we plan to develop the "Money Club Financial" business and its Plan of Operations. We anticipate that this Plan of Operations will include opening store locations, obtaining additional minimum financing of $100,000 to commence loans to customers, and offering our services and conducting advertising via the
Internet. Only if we complete our evaluation and development of this business concept and we have sufficient financial resources to do so, will we commercialize this concept.

We currently have minimal cash reserves and a significant working capital deficit. Accordingly, our ability to pursue our Plan of Operations is contingent on our being able to obtain funding for the "MoneyClub Financial" business.
There are no assurances that we will be successful in obtaining such financing.

Exploration Expenditures - Cahill Option Agreement

Under the Cahill Option Agreement, we are required to make certain expenditures relating to the property which is the subject of this agreement, while Locke B.
Goldsmith, the Optionor under the Agreement who also is a Geologist, will manage all aspects of the Phase 1 and 2 exploration activities. We are required to incur $15,000 on or before November 30, 2003; however, we plan on spending
$32,400 on or before November 30, 2003 to complete Phase 1 and Phase 2 of the exploration activities. The agreement provides that in the event that we spend, in any period, more than the specified sum required in that period, the excess may be carried forward and applied to the exploration expenditures to be incurred in succeeding periods. Therefore, should we spend $32,400 on or before
November 30, 2003, we may apply the $17,400 excess amount spent during the first
2 phases to the $100,000 amount required in Phase 3. The $32,400 of expenditures is, as follows:

Phase 1

Road construction, drill site preparation              $500
Diamond drilling, 68 meters @ $100/m                 $6,800
Analyses                                               $200
Food and Lodging                                       $800
Vehicle and Fuel                                       $700
Supplies                                               $300
Engineering and Supervision                           3,200
Reporting                                            $1,000
Contingencies @ 20%                                  $2,700
Total Phase 1                                       $16,200

Phase 2

Diamond drilling of one hole incurring similar costs as Phase 1    $16,200

In addition to the foregoing expenditures, we will be required to spend $100,000 on or before July 31, 2004, for Phase 3 requirements which will include:

        o    Road construction;
        o    Drill site preparation;
        o    Diamond drilling;
        o    Reclamation;
        o    Engineering; and
        o    Supervision and support activities.

Exploration Expenditures - Eddy Option Agreement
Under the Eddy Option Agreement, we are required to make certain expenditures relating to the property, while Ruby Red Resources, Inc., the Optionor under this agreement, will manage all aspects of the Phase 1 and Phase 2 exploration activities. We are required to incur $75,000 on the property for the following purposes on or before April 16, 2004, as follows:

Phase 1

Task                                                                     Amount
Claim Staking
Independent contractor will be hired to perform claim staking            $2,700

Access Improvement
A road construction firm and/or logging firm with road
building capabilities will be hired to improve access to the
property through road construction or road repairs                       $2,812

Trenching
A construction firm will be hired to perform trenching                  $11,250

Brushing
A road construction firm and/or logging firm with road
building capabilities will be hired to improve access to the property by clearing out brush and new trees as necessary to
improve access to the property.                                            $900

Prospecting / Geological Orientation / Rock Sampling
These tasks will be accomplished by Ruby Red Resources'
geologist and/or an independent contractor geologist                     $2,625

Soil Geochemical Sampling
Soil sampling will be accomplished by independent contractors
or Ruby Red Resources' geologist.                                        $6,000

Rock Sampling
Rock sampling will be accomplished by independent contactors
under the supervision of Ruby Red Resources' geologist.                  $3,750

Detailed Geological Mapping
Geological mapping will be accomplished by Ruby Red Resources'
geologist and our geologist                                              $5,625

ATV Rental
We will lease a four wheeler                                             $1,650

Office Overhead, Report Preparation
A report will be prepared by an independent geologist                    $1,125
                                                                       --------
Total                                                                   $38,437

Phase 2

Diamond Drilling
Diamond drilling will be performed by an
independent diamond drilling contractor                                 $28,125

Geological Supervision and Report
The report will be accomplished by Ruby
Red Resources' geologist and our geologist                               $6,000

Drill Core Assay

Drill core assay will be performed by an
independent laboratory                                                   $3,000
                                                                     ----------
Total                                                                   $37,125
                                                                     ----------
Total of Phases 1 and 2                                                 $75,562
                                                                     ==========

Whether we make any of the above described expenditures under the agreement, is contingent upon our ability to receive adequate financing.

Explore other Option Agreements for Mineral Properties
Our President will explore other possible option agreements in which we may be able to acquire mineral claims or properties. If we are successful in completing such agreements, we plan to conduct mineral testing on the properties and develop possible mineral reserves; however, any such testing and development is contingent upon our ability to receive adequate financing.

Explore other Business Opportunities.

Our President will continually explore other business opportunities. In addition, if we do not have the financial resources to meet our financial obligations under the mineral option agreements, our President will investigate entering into joint venture agreements that may permit us to meet such obligations.

Revenues.

We cannot determine whether our revenues will ever be sufficient to produce a positive cash flow or result in net profits. You should carefully consider the discussion appearing below under "Liquidity and Capital Resources". Since our inception through March 31, 2003, we have earned no revenues. We do not expect to earn significant operating revenue in the foreseeable future. Our losses are expected to continue, principally as a result of general and administrative expenses and mineral exploration costs.

Liquidity and Capital Resources.

As of March 31, 2003, we had limited cash resources of only $25. We do not have any other internal sources of working capital. All required administrative expenses are currently being paid by our President subject to reimbursement.

We did not receive any revenues during the three months ended March 31, 2003. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties or our short term loan business becomes operational, if ever. We can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production.

In order to explore other business opportunities and pursue our existing business plan, we are dependent upon the continuing financial support of creditors and stockholders until such time when we are successful, if ever, in raising equity capital through the sale of our common stock. This financing would cause existing shareholders to experience dilution of their interest in our common stock.

Since our inception, our operating expenses have exceeded our revenues, which has been $0. We have insufficient working capital to fund our planned growth and ongoing operating expenses. As a result, we expect to continue to experience significant negative operating cash flow for the foreseeable future. Our existing working capital will not be sufficient to fund the continued
implementation of our plan of operations during the next 12 months and to meet our general operating expenses. We are unable to predict at this time the exact amount of additional working capital we will require; however, in order to provide any additional working capital which we may require, in all likelihood we will be required to raise additional capital through the sale of equity securities. We currently have no commitments to provide us with any additional working capital. If we do not have sufficient working capital to implement our plan of operations described above, it is likely that we will have to cease operations.

We have no alternative plan of operations. In the event that we do not receive financing or our financing is inadequate or if we do not adequately implement an alternative plan of operations that enables us to conduct operations without having received adequate financing, we may have to liquidate our business and undertake any or all of the following actions:
     o    Sell or dispose of our assets, if any;
     o    Pay our liabilities in order of priority, if we have available cash to pay such liabilities;
     o    If any cash remains after we satisfy amounts due to our creditors, distribute any remaining cash to our shareholders in an amount equal to the net market value of our net assets;
     o    File a Certificate of Dissolution with the State of Nevada to dissolve our corporation and close our business;
     o    Make the appropriate filings with the Securities and Exchange
          Commission so that we will not longer be required to file periodic and other required reports with the Securities and Exchange Commission, if, in fact, we are a reporting company at that time; and
     o    Make the appropriate filings with the National Association of Security
          Dealers to affect a delisting of our common stock.

Based upon our current assets, however, we will not have the ability to distribute any cash to our shareholders.

If we have any liabilities that we are unable to satisfy and we qualify for protection under the U.S. Bankruptcy Code, we may voluntarily file for reorganization under Chapter 11 or liquidation under Chapter 7. Our creditors may also file a Chapter 7 or Chapter 11 bankruptcy action against us. If our creditors or we file for Chapter 7 or Chapter 11 bankruptcy, our creditors will take priority over our shareholders. If we fail to file for bankruptcy under
Chapter 7 or Chapter 11 and we have creditors, such creditors may institute proceedings against us seeking forfeiture of our assets, if any.

We don't know and cannot determine which, if any, of these actions we will be forced to take.

If any of these foregoing events occur, you could lose your entire investment in our shares.

There is substantial doubt about our ability to continue as a going concern as we have suffered recurring losses from operations and have no established source of revenue. Accordingly, our independent auditors included an explanatory paragraph in their report on our December 31, 2002 financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Critical Accounting Policies

Going Concern

These financial statements have been prepared on a going concern basis which assumes that adequate sources of financing will be obtained as required and that our assets will be realized and liabilities settled in the ordinary course of business. Accordingly, these financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

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

Mineral Exploration Costs

Exploration costs are charged to operations as incurred until such time that proven reserves are discovered. From that time forward, the Company will capitalize all costs to the extent that future cash flow from mineral reserves equals or exceeds the costs deferred. Any deferred costs will be amortized over the recoverable reserves when a property reaches commercial production. As at
March 31, 2003 and December 31, 2002, the Company did not have proven reserves.

Unpaid amounts in respect of the Company's option agreements are not recorded as a liability since they are payable entirely at the Company's option.

ITEM 3. CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the
"Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures within the 90 days prior to the filing date of this report. This evaluation was carried out under the supervision and with the participation of our President/ Chief Executive
Officer, Robert Rosner. Based upon that evaluation, our President/Chief
Executive Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange
Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our President/Chief
Executive Officer, to allow timely decisions regarding required disclosure.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 2. Changes in Securities

Not applicable.

Item 3. Defaults upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

EXHIBITS

  Exhibit
  Number                         Description of Exhibit
--------------     -------------------------------------------------------------

10.3                Option Agreement, Cahill Mineral Claims(1)
10.3                Option Agreement, Eddy Mineral Claims(2)
99.1                Section 906 certification
--------------------------------------------------------------------------------
(1)     Previously filed with the Securities and Exchange Commission as an exhibit to the Form 8-K dated March 5, 2003.
(2)     Previously filed with the Securities and Exchange Commission as an exhibit to the Form 8-K dated April 21, 2003.

REPORTS  ON  FORM  8-K

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

                                   SIGNATURE

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST CYPRESS TECHNOLOGIES, INC.

By:  /s/ ROBERT ROSNER
     -----------------------------------
     ROBERT ROSNER, President, Chief Executive Officer,
     Principal Accounting Officer, and Director
     Date:   May 14, 2003

   CERTIFICATION ACCOMPANYING PERIODIC REPORT PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002

I, ROBERT ROSNER, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of First Cypress
Technologies, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of First
Cypress Technologies, Inc. as of, and for, the periods presented in this quarterly report.

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14)for First Cypress
Technologies, Inc. and have:
     a) designed such disclosure controls and procedures to ensure that material information relating to First Cypress Technologies, Inc., including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) evaluated the effectiveness of First Cypress Technologies, Inc.'s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to First Cypress
Technologies, Inc.'s auditors and the audit committee of First Cypress
Technologies, Inc.'s board of directors (or persons performing the equivalent functions):
     a) all significant deficiencies in the design or operation of internal controls which could adversely affect First Cypress Technologies, Inc.'s ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in First Cypress Technologies, Inc.'s internal controls; and

6. I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

   /s/  Robert Rosner
 --------------------------------
     Robert Rosner, President
     and Chief Executive Officer
     and Principal Accounting Officer

