Form 10QSB
period 2003-06-30
FIRST CYPRESS TECHNOLOGIES INC
filed 2003-08-19
CIK 1108943

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X]  Quarterly Report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934
     For the quarterly period ended June 30, 2003

[ ]  Transition Report pursuant to 13 or 15(d) of the Securities Exchange
     Act of 1934
     For the transition period __ to __

     Commission File Number 000-32747

                               FIRST CYPRESS, INC.
        (Exact name of small Business Issuer as specified in its charter)

             Nevada                                       98-0218688
(State or other jurisdiction of               IRS Employer Identification No.
 incorporation or organization)

           349 West Georgia Street, Suite No. 3362
                 Vancouver, British Columbia        V6B 3Y3
          (Address of principal executive offices) (Zip Code)

          Issuer's telephone number, including area code: 604-484-2899

                        First Cypress Technologies, Inc.
       501 - 1281 West Georgia Street, Vancouver, British Columbia V6E 3J7
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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 21,550,000 Shares of $.001 par value
Common Stock outstanding as of August 14, 2003.

Forward-Looking Statements:

This quarterly report on Form 10-QSB contains forward-looking statements. First
Cypress, Inc. is referred to herein as "we" or "our." The words or phrases
"would be," "may allow," "intends to," "may likely result," "are expected to,"
"may continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements". Such statements include those concerning our expected financial performance, our corporate strategy, and operational plans. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties, including: (a) intense competition in the short term loan services market and the mineral exploration business; (b) our ability to continue our rights under option agreements that convey certain mineral claims interests to us are contingent upon our ability to make required exploration expenditures and cash payments, which is further contingent upon our ability to obtain financing, which we may be unable to obtain; (c) our ability to continue as a going concern is dependent upon developing our business plan, the continuing financial support of creditors and stockholders, and obtaining long term financing as well as achieving revenue producing operations; (d) should we engage in testing and exploration activities, we will be subject to substantial exploration and regulation costs that pertain to environmental permitting, air quality, water quality and wildlife monitoring, safety regulations, claim filings, and maintenance inspection and monitoring; (e) because we are a development stage company with a limited operating history and a poor financial condition, you will be unable to determine whether we will ever become profitable; (f) although we have conducted our operations for approximately 45 months, we have been unsuccessful in our original business plan of developing an
Internet software program, the EngineMax, or in generating any revenues; (g) we have no brand name recognition and if we fail to establish a brand name in the short term alternative financing business, which will require substantial costs, our potential revenues will be negatively affected; (h) mineral exploration is, by its very nature, a highly risky and speculative business; (i) we may be subject to risks of liability regarding our exploration activities, such as pollution or cave-ins, for which we have no insurance protection; and (j) our management does not spend full time on our business activities or developing our
Plan of Operations. Statements made herein are as of the date of the filing of this Form 10-QSB with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

PART 1 - FINANCIAL INFORMATION

                               First Cypress, Inc.
                   (Formerly First Cypress Technologies, Inc.)
                         (An Exploration Stage Company)
                              Financial Statements
                         For the six-month periods ended
                             June 30, 2003 and 2002
                            (Expressed in US Dollars)

                                                                        Contents
--------------------------------------------------------------------------------

Financial Statements

    Notes to Financial Statements..........................................8-12

--------------------------------------------------------------------------------
                                                             First Cypress, Inc.
                                     (Formerly First Cypress Technologies, Inc.)
                                                  (An Exploration Stage Company)
                                                                  Balance Sheets
                                                       (Expressed in US Dollars)
--------------------------------------------------------------------------------

                                                           June 30  December 31
                                                              2003         2002
------------------------------------------------------- ----------- ------------
                                                        (Unaudited)
Assets

Current
    Cash                                                 $     101     $      -
------------------------------------------------------- ----------- ------------

Liabilities and Capital Deficit

Liabilities

Current
    Accounts payable and accrued liabilities            $   63,026   $   41,211
    Due to stockholder (Note 2)                            205,890      171,973
                                                        ----------- ------------

       Total liabilities                                   268,916      213,184
                                                        ----------- ------------

Capital deficit
    Share capital
      Authorized:
        25,000,000 common shares with par value $0.001
      Issued:
        21,550,000 (2002 - 20,362,500) common shares        21,550       20,363
    Additional paid-in capital                             133,488       22,187
    Deficit accumulated during the exploration stage      (423,853)    (255,734)
                                                        ----------- ------------

       Total capital deficit                              (268,815)    (213,184)
                                                        ----------- ------------

Total Liabilities and Capital Deficit                    $     101     $      -
------------------------------------------------------- ----------- ------------

   The accompanying notes are an integral part of these financial statements.
--------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------
                                                                            First Cypress, Inc.
                                                    (Formerly First Cypress Technologies, Inc.)
                                                                 (An Exploration Stage Company)
                                                       Statements of Changes in Capital Deficit
                                                          (Unaudited - Expressed in US Dollars)
-----------------------------------------------------------------------------------------------
For the period from September 14, 1999 (inception) to June 30, 2003
-----------------------------------------------------------------------------------------------

                                                           Additional
                                                              Paid-in      Deficit
                                                              Capital  Accumulated
                                                        (Distribution       In the       Total
                                          Common Stock             of  Development     Capital
                                       Shares    Amount       Capital)       Stage     Deficit
--------------------------------- ----------- --------- ------------- ------------ ------------

Issuance of shares on
incorporation in September 1999
for cash at $0.0002 per share      25,000,000  $ 25,000    $  (20,000)    $      -   $   5,000

Issuance of shares for cash in
   November 1999 at $0.002 per
   share                            9,950,000     9,950         9,950            -      19,900

Issuance of shares for cash in
   December 1999 at $0.02 per
   share                              337,500       338         6,412            -       6,750

Net loss for the period                     -         -             -      (33,298)    (33,298)
                                  ----------- --------- ------------- ------------ ------------

Balance, December 31, 1999         35,287,500    35,288        (3,638)     (33,298)     (1,648)

Net loss for the year                       -         -             -     (108,996)   (108,996)
                                  ----------- --------- ------------- ------------ ------------

Balance, December 31, 2000         35,287,500    35,288        (3,638)    (142,294)   (110,644)

Net loss for the year                       -         -             -      (52,098)    (52,098)
                                  ----------- --------- ------------- ------------ ------------

Balance, December 31, 2001         35,287,500    35,288        (3,638)    (194,392)   (162,742)

Issuance and assignment of
  common shares in
  October 2002 on acquisition of
  Money Club Financial business
  plan
  - common shares transferred
    from the Company's
    president                               -         -        10,582            -      10,582
  - issuance of common shares          75,000        75           243            -         318

Redemption and cancellation of
   common shares in October       (15,000,000)  (15,000)        15,000            -           -
   2002 for Nil consideration

Net loss for the year                       -         -             -      (61,342)    (61,342)
                                  ----------- --------- ------------- ------------ ------------

Balance, December 31, 2002         20,362,500    20,363        22,187     (255,734)   (213,184)
Issuance of common shares for
  professional services at
  $0.085 per share
     - in May 2003                    750,000       750        63,000            -      63,750
     - in June 2003                   227,500       227        19,111            -      19,338
Issuance of common shares for
  mineral properties and
  exploration expenses in May
  2003 at $0.14 per share             210,000       210        29,190            -      29,400

Net loss for the period                     -         -             -     (168,119)   (168,119)
                                  ----------- --------- ------------- ------------ ------------
Balance, June 30, 2003             21,550,000  $ 21,550    $  133,488  $  (423,853) $ (268,815)
--------------------------------- ----------- --------- ------------- ------------ ------------

   The accompanying notes are an integral part of these financial statements.
-----------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------
                                                                                    First Cypress, Inc.
                                                            (Formerly First Cypress Technologies, Inc.)
                                                                         (An Exploration Stage Company)
                                                                               Statements of Operations
                                                                  (Unaudited - Expressed in US Dollars)
-------------------------------------------------------------------------------------------------------
                                                                                            Period from
                                            For the three-month      For the six-month     September 14
                                                periods ended          periods ended               1999
                                                  June 30                 June 30            (inception)
                                                                                             to June 30
                                                2003        2002         2003        2002          2003
--------------------------------------- ------------- ----------- ------------ ----------- -------------

Expenses
   Business development                     $      -    $      -     $      -    $      -    $   10,900
   Interest and bank charges (Note 2)          3,818       2,473        7,272       4,707        28,834
   Management fees (Note 3)                    3,000       3,000        6,000       6,000        31,000
   Other                                         675         438        1,407         438         3,566
   Professional fees (Note 5)                 95,885       5,131       98,680       1,654       261,793
   Rent and office services (Note 3)           2,967       1,500        4,467       3,000        22,467
   Exploration (Note 4)                       48,793           -       50,293           -        50,293
                                        ------------- ----------- ------------ ----------- -------------

Loss from continuing operations             (155,138)    (12,542)    (168,119)    (15,799)     (408,853)

Loss from discontinued operations
  (Note 1)                                         -           -            -           -       (15,000)
                                        ------------- ----------- ------------ ----------- -------------

Net loss for the period                   $ (155,138)  $ (12,542)  $ (168,119)  $ (15,799)  $  (423,853)
--------------------------------------- ------------- ----------- ------------ ----------- -------------

Loss per share - basic and diluted
  - from continuing operations             $   (0.01)   $      -   $    (0.01)   $      -   $     (0.01)
  - discontinued operations                         -          -            -           -             -
                                        ------------- ----------- ------------ ----------- -------------
    After discontinued operations          $   (0.01)   $      -   $    (0.01)   $      -   $     (0.01)
--------------------------------------- ------------- ----------- ------------ ----------- -------------

Weighted average shares outstanding       20,940,467   7,057,500   20,653,080   7,057,500    31,970,436
--------------------------------------- ------------- ----------- ------------ ----------- -------------

   The accompanying notes are an integral part of these financial statements.
--------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------
                                                                          First Cypress, Inc.
                                                  (Formerly First Cypress Technologies, Inc.)
                                                               (An Exploration Stage Company)
                                                                     Statements of Cash Flows
                                                        (Unaudited - Expressed in US Dollars)
---------------------------------------------------------------------------------------------
                                                                                  Period from
                                                             For the six-month   September 14
                                                               periods ended             1999
                                                                  June 30         (Inception)
                                                         -----------------------           to
                                                                                      June 30
                                                              2003        2002           2003
-------------------------------------------------------- ----------- ----------- ------------

Cash flows used in operating activities
   Net loss for the period from continuing operations      (168,119)    (15,799)   $ (408,853)
   Adjustments to reconcile net loss for the period to
   net cash used in operating activities
     Interest accrued on the stockholder loan                 7,215       4,638        28,408
     Common shares issued for business development cost           -           -        10,900
     Common shares issued for professional services          83,088           -        83,088
     Common shares issued for exploration expenses           29,400           -        29,400
   Increase (decrease) in liabilities
     Accounts payable and accrued liabilities                21,815     (12,477)       63,026
                                                         ----------- ----------- ------------

       Cash used in operating activities -  continuing
                                            operations      (26,601)    (23,638)     (194,031)
       Cash used in operating activities -  discontinued
                                            operations            -           -       (15,000)
                                                         ----------- ----------- ------------

                                                            (26,601)    (23,638)     (209,031)
                                                         ----------- ----------- ------------

Cash flows from financing activities
   Loans from stockholder                                    26,702      23,569       177,482
   Proceeds from issuance of common shares                        -           -        31,650
                                                         ----------- ----------- ------------

       Cash provided by financing activities                 26,702      23,569       209,132
                                                         ----------- ----------- ------------

Increase (decrease) in cash                                     101         (69)          101

Cash, beginning of period                                         -         317             -
                                                         ----------- ----------- ------------

Cash, end of period                                        $    101    $    244      $    101
-------------------------------------------------------- ----------- ----------- ------------

Supplemental information
   Interest and taxes paid                                 $      -    $      -      $      -
-------------------------------------------------------- ----------- ----------- ------------

Non-cash investing and financing activities

Common stock issued for professional services (Note 5)    $  83,088    $      -    $   83,088
Common stock issued for exploration expenses (Note 5)     $  29,400    $      -    $   29,400
-------------------------------------------------------- ----------- ----------- ------------

   The accompanying notes are an integral part of these financial statements.
---------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                                                             First Cypress, Inc.
                                     (Formerly First Cypress Technologies, Inc.)
                                                  (An Exploration Stage Company)
                                                   Notes to Financial Statements
                                                       (Expressed in US Dollars)
June 30, 2003 and 2002
--------------------------------------------------------------------------------

1. Nature of Business and Ability to Continue Operations

First Cypress, Inc (formerly First Cypress Technologies, Inc.) was incorporated on September 14, 1999 under the laws of the State of Nevada. The Company was in the process of developing an Internet computer software program known as
EngineMax. The EngineMax computer software program was being designed to automate the process of submission of Internet web page information to major
Internet search engines. Essentially, software development was suspended in
November 2002 due to cash flow constraints. In October 2002, the Company acquired certain items constituting the "Money Club Financial" business concept and business plan. Due to the Company's inability to raise the necessary capital to further the Money Club business concept, no monies were spent furthering the business concept from the date of acquisition to June 30, 2003. In February and
April of 2003, the Company entered into two option agreements to acquire mineral property rights in British Columbia, Canada and is in the process of pursuing mineral exploration activity. In July 2003, the Company changed its name to
First Cypress, Inc.

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

These accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at June 30,
2003, the Company has recognized no revenue, has accumulated operating losses of
$423,853 since its inception, has a working capital deficiency of $268,815. The continuation of the Company is dependent upon pursuing and developing a sustainable business, the continuing financial support of creditors and stockholders and obtaining long-term financing as well as achieving a profitable level of operations. Management plans to raise equity capital to finance the administration and mineral exploration requirements of the Company and to explore further opportunities with the Money Club Financial business concept. It is management's intention to raise new equity financing of at least $180,000 in
2003. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. Should the Company not raise the amount necessary to keep the mineral exploration agreements in good standing (Note 4), such agreements, and the Company's rights under those agreements, would be cancelled.

--------------------------------------------------------------------------------
                                                             First Cypress, Inc.
                                     (Formerly First Cypress Technologies, Inc.)
                                                  (An Exploration Stage Company)
                                                   Notes to Financial Statements
                                                       (Expressed in US Dollars)
June 30, 2003 and 2002
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

In connection with the Money Club Financial purchase in October 2002 and the mineral option agreements entered into during 2003, the Company has discontinued
its involvement in software development related to its Enginemax computer software program. Such costs related to software development have been segregated in these financial statements as discontinued operations. The Company did not incur any costs in 2003 or 2002 in respect of software development. No revenue was ever earned from software development and there were no assets existing at June 30, 2003 pertaining to the software development business.

On October 14, 2002, the Company completed a five for one split of its common stock. The effects of the stock split have been retroactively reflected in these financial statements.

--------------------------------------------------------------------------------

2. Due to Stockholder

Amounts due to the Company's President are unsecured and repayable on demand with interest at 8% per annum. Interest expense accrued in respect of these advances totalled $7,215 for the six-month period ended June 30, 2003 (2002 -
$4,638).

--------------------------------------------------------------------------------

3. Related Party Transactions

Related party transactions not disclosed elsewhere in these financial statements are as follows:

                                                  Six-month periods ended
                                                          June 30
                                                     2003         2002
                                                  -----------------------
Rent and office services paid to the
  President of the Company                         $ 3,000       $ 3,000
Management fees paid to the President
  of the Company                                   $ 6,000       $ 6,000

Related party transactions are recorded at the exchange amount, being the amount established and agreed to by the related parties.

--------------------------------------------------------------------------------
                                                             First Cypress, Inc.
                                     (Formerly First Cypress Technologies, Inc.)
                                                  (An Exploration Stage Company)
                                                   Notes to Financial Statements
                                                       (Expressed in US Dollars)
June 30, 2003 and 2002
--------------------------------------------------------------------------------

4. Mineral Properties

Exploration costs are charged to operations as incurred until such time that proven reserves are discovered. From that time forward, the Company will capitalize all costs to the extent that future cash flows from mineral reserves equals or exceeds the costs deferred. Any deferred costs will be amortized over the recoverable reserves when a property reaches commercial production. As at
June 30, 2003, the Company did not have proven reserves. The Company did not have any mineral properties at December 31, 2002.

Unpaid amounts in respect of the Company's option agreements are not recorded as a liability since they are payable entirely at the Company's option.

A summary of the Company's mineral exploration projects are as follows:

a)   On February 18, 2003, the Company entered into an option agreement whereby it acquired an exclusive option to purchase a 100% undivided interest in two mineral claims (the "Cahill Claims") in the Osoyoos Mining Division in
     British Columbia, Canada. The option is exercisable upon the payment of
     $1,500 (which  has been paid), the  issuance of 120,000 shares of the
     Company's common stock (10,000 shares were issued) and incurring exploration expenditures of $115,000 in a three-phase exploration program before July 31, 2004.

On   July 25, 2003, the Company entered into an amendment agreement whereby the dates of the three-phrase exploration program have been extended to July
     31, 2005. The issuance of common shares and  exploration expenditures are staged as follows:
                                            Issuance of
                                                 Common      Exploration
                                                 Shares     Expenditures
                                      ------------------ ----------------

     On original agreement (issued)              10,000        $       -
     Before November 30, 2003                    10,000            5,000
     Before July 31, 2004                        50,000           10,000
     Before July 31, 2005                        50,000          100,000
                                      ------------------ ----------------

                                                120,000      $   115,000
                                      ------------------ ----------------

During the six months ended June 30, 2003, the Company has issued 10,000 shares with a value of $1,400 (Note 5) and incurred $1,693 of exploration expenditures in respect of the Cahill Claims.

                                       10

--------------------------------------------------------------------------------
                                                             First Cypress, Inc.
                                     (Formerly First Cypress Technologies, Inc.)
                                                  (An Exploration Stage Company)
                                                   Notes to Financial Statements
                                                       (Expressed in US Dollars)
June 30, 2003 and 2002
--------------------------------------------------------------------------------

4. Mineral Properties - Continued

b)   On April 16, 2003, the Company entered into an option agreement whereby it acquired an exclusive option to purchase a 70% undivided interest in the
     Eddy mineral claims (the "Eddy Claim") in the Fort Steele Mining District of British Columbia, Canada. The option is exercisable upon the payment of
     $1,000 (which has been paid), the issuance of 650,000 shares of common stock and incurring exploration expenditures of $775,000 in a four-phase exploration program before April 1, 2007. The issuance of common shares and exploration expenditures are staged as follows:

                                          Issuance of
                                               Common      Exploration
                                               Shares     Expenditures
                                     ----------------- ----------------
     On agreement (issued)                    200,000        $       -
     Before April 16, 2004                    150,000           75,000
     Before April 16, 2005                    150,000          150,000
     Before April 16, 2006                    150,000          250,000
     Before April 16, 2007                          -          300,000
                                     ----------------- ----------------
                                              650,000       $  775,000

During the six months ended June 30, 2003, the Company issued 200,000 shares having a value of $28,000 (Note 5) and incurred $15,600 of exploration expenditures in respect of the Eddy Claim.

c)   In May 2003, the Company entered into an option agreement whereby it acquired a 50% interest in the Temagami Diamond Claim units (the "Temagami
     Claim") in the Sudbury Mining Division in Ontario, Canada. The option is exercisable upon cash payments of $43,165 (or CDN$60,000, based on exchange rate on the date of the agreement) (of which $3,600 or CDN$5,000 has been paid), $35,970 (or CDN$50,000) of property payments and incurred exploration expenditures of $179,856 (or CDN$250,000) before June 30, 2004.
     The cash and property payments (based on the exchange rate on the date of the agreement) are scheduled as follows:

                                                                      Property
                                                    Cash Payments     Payments
                                                   --------------- ------------

     On agreement (paid)                               $    3,600    $       -
     Various dates on or before December 31, 2003          39,565        7,194
     On June 1, 2004                                            -       10,791
     On December 31, 2005                                       -       17,985
                                                   --------------- ------------

                                                      $    43,165   $   35,970
                                                   --------------- ------------

The Company also has to incur $179,856 (or CDN$250,000, based on the exchange rate on the date of the agreement) of exploration expenditures as scheduled below:
     -  $71,942 (or CDN$100,000) exploration expenditures within 12 months from
     May 15, 2003; and
     -   $107,914 (or CDN$150,000) exploration expenditures within 12 months from June 30, 2004.

                                       11

--------------------------------------------------------------------------------
                                                             First Cypress, Inc.
                                     (Formerly First Cypress Technologies, Inc.)
                                                  (An Exploration Stage Company)
                                                   Notes to Financial Statements
                                                       (Expressed in US Dollars)
June 30, 2003 and 2002
--------------------------------------------------------------------------------

4. Mineral Properties - Continued

Due to its inability to raise sufficient capital to meet the cash payment requirement, the Company has terminated the agreement. The payment of $3,600 has been charged to exploration expenses in the Statement of Operations.

--------------------------------------------------------------------------------

5. Share Capital

In May 2003, the Company's Board of Directors approved the 2003 Consulting
Services Plan (the "Plan") whereby 4,200,000 shares of the Company's common stock may be issued to compensate consultants for services rendered to the
Company pursuant to consulting agreements. Also in May 2003, the Company entered into two agreements with consultants pursuant to the Plan to obtain legal and communication services. During the six-month period ended June 30, 2003, the
Company issued 977,500 shares for professional services at $0.085 per share for a total value of $83,088, based on the quoted market price on the date of the various service agreements.

During the six-month period ended June 30, 2003, the Company issued 210,000 shares (Notes 4(a) and (b)) of common stock at $0.14 per share (based on the quoted market price of the Company's common stock on the dates of the respective agreements) having a total value of $29,400 in accordance to various mineral property agreements.

--------------------------------------------------------------------------------

6. Subsequent Event

In July 2003, the Company increased its authorized capital from 25,000,000 common shares to 150,000,000 common shares with a par value of $0.001. The
Company is also authorized to issue up to 100,000,000 undesignated preferred shares with a par value of $0.001.

--------------------------------------------------------------------------------

7. New Accounting Pronouncement

On May 15, 2003, the Financial Accounting Standards Board ("FASB") issued
Statement of Financial Accounting Standard ("SFAS") No. 150, "Accounting for
Certain Financial Instruments with Characteristics of both Liabilities and
Equity". SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine"
equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. Further,
SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives. SFAS No. 150 affects an entity's classification of the following freestanding instruments: a) Mandatorily redeemable instruments b)
Financial instruments to repurchase an entity's own equity instruments c)
Financial instruments embodying obligations that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based solely on (i) a fixed monetary amount known at inception or (ii) something other than changes in its own equity instruments d) SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. The guidance in SFAS No. 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15,
2003.

The implementation of these new standards is not expected to have a material effect on the Company's financial statements.

                                       12

--------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis or Plan of Operations

Forward Looking Statements

The following discussion of our Plan of Operations should be read in conjunction with our financial statements and related notes. For purposes of this discussion, the words "we" or "our" refer to First Cypress, Inc. This discussion contains forward-looking statements as more fully explained on page 2 of this
Form 10-QSB.

Background Information Pertaining to Development of Our Business

We were incorporated on September 14, 1999 under the laws of the State of
Nevada. At our incorporation, we were engaged in the business of developing an
Internet computer software program known as EngineMax, which was intended to automate the process of submission of Internet web page information to major
Internet search engines. Although we attempted to develop this software program from September 1999 to October 2002, we suspended these efforts in November
2002, due to our insufficient cash flow and inability to obtain financing to conduct further development of this software program. As such, during late 2002 and in early 2003, based upon our evaluation of our then current business plan, we: (a) discontinued software development of the Enginemax computer software program; (b) adopted a new business plan which we believe will better serve our interests that is comprised of the Money Club Financial business concept and certain mineral claims option agreements.

In October 2002, we acquired the "Money Club Financial" business concept, website, technology and business plan; however, to date we have been unable to develop the concept, due to our insufficient cash and our inability to obtain financing for this purpose.

On February 18, 2003, we entered into an option agreement with Locke B.
Goldsmith to acquire a 100% interest in certain mineral claims known as the
"Cahill mineral claims" which cover approximately 926.7 acres in the Osoyoos
Mining Division of the Province of British Columbia. The option is exercisable upon: (a) the payment of $1,500, which has been paid; (b) the issuance of
120,000 shares of our common stock, 10,000 shares of which have been issued; and
(c) incurring exploration expenditures of $115,000 in a three-phase exploration program before July 31, 2004. On July 26, 2003, we entered into an amended agreement in which the dates of the three-phase exploration program have been extended to July 31, 2005. In this amended agreement, we are required to make the following common share issuances totaling 120,000 shares: (a) 10,000 shares upon execution of the agreement, which has already been made; (b) 10,000 shares before November 30, 2003; (c) 50,000 shares before July 31, 2004; and (d) 50,000 shares before July 31, 2005. In this amended agreement, we are required to make the following exploration expenditures totaling $115,000: (a) $5,000 on or before November 30, 2003; (b) a further $10,000 on or before July 31, 2004; and
(c) a further $100,000 on or before June 30, 2005. To date, we have incurred
$1,693 of exploration expenditures related to the Cahill claims and issued
10,000 shares. Should we fail to issue the required shares or make the required expenditures, the agreement may be terminated and we will have no further interest in the mineral claims. Our ability to make the required exploration expenditures is contingent upon our ability to obtain financing, which we may be unable to obtain.

On April 16, 2003, we entered into an option agreement with Ruby Red Resources,
Inc. to acquire a 70% undivided interest in certain mineral claims known as the
"Eddy mineral claims" which cover approximately 7,000 acres in the Fort Steele
Mining Division of the Province of British Columbia. The option is exercisable upon the payment of $1,000, which has been paid, the issuance of 650,000 shares of common stock and incurring exploration expenditures of $775,000 in a four-phase exploration program before April 1, 2007. The $775,000 of exploration expenditures are required to be made, as follows: (a) $75,000 before April 16,
2004; (b) $150,000 before April 16, 2005; (c) $250,000 before April 16, 2006;
and (d) $300,000 before April 16, 2007. The share issuances totaling 650,000 shares are required to be made, as follows: (a) 200,000 shares upon execution of the agreement, which has been made; (b) 150,000 shares before April 16, 2004;
(c) 150,000 shares before April 16, 2005; and (d) 150,000 shares before April
16, 2006. Should we fail to issue the shares or make the required expenditures, the agreement may be terminated and we will have no further interest in the mineral claims. Our ability to make the required exploration expenditures is contingent upon our ability to obtain financing, which we may be unable to obtain. To date, we have issued 200,000 shares to Ruby Red Resources, Inc. and incurred $15,600 of exploration expenditures regarding the Eddy Claims.

On May 10, 2003, we entered into an option agreement with Tres-Or Resources Ltd.
to acquire a 50% interest in approximately 100 mining claim units in Riddell and
Askin Townships, comprising the Temagami Diamond Project within the Sudbury
Mining Division of Ontario. The option agreement is exercisable upon cash payments of $43,165 due before December 31, 2003, of which $3,600 ($5,000
Cdn)has been paid, $35,970 ($50,000 Cdn) of property payments due at various dates until December 31, 2005 and incurred exploration expenditures of $179,856
($250,000 Cdn) required to be made before June 30, 2004. Due to our inability to raise sufficient capital to meet the cash payment requirement, we terminated this agreement.

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

Our Plan of Operations, which will occur over the twelve month period ending
December 31, 2003, is contingent upon receiving adequate financing, as follows:

                                    Annual
Type Expenditures               Estimated Amount
-------------------           -------------------
Hiring Consultant -               $    10,000
Evaluation of Money
Club Financial business
concept
-------------------           -------------------
Cahill Option
Expenditures                     $    32,400
-------------------           -------------------
Eddy Option
Expenditures                     $    75,562
-------------------           -------------------

Operating Expenses *             $    60,000
-------------------           -------------------

Total                             $   177,962
                              ===================

* Operating Expenses include office rent, utilities, and legal and accounting expenses.

Should we obtain sufficient financing, our Plan of Operations over a period of twelve months will be the following:

Independent Consultant Evaluation

Engage an independent consultant or personnel with experience or expertise in the short term loan business to evaluate the development of the Money Club financial business concept. Based on the consultant's evaluation, we plan to develop the "Money Club Financial" business. We anticipate that the Plan of
Operations pertaining to this business will include opening store locations, obtaining additional minimum financing of $100,000 to commence loans to customers, and offering our services and conducting advertising via the
Internet. Only if we complete our evaluation and development of this business concept and we have sufficient financial resources to do so, will we commercialize this concept.

We currently have minimal cash reserves and a significant working capital deficit. Accordingly, our ability to pursue our Plan of Operations is contingent on our being able to obtain funding for the "MoneyClub Financial" business.
There are no assurances that we will be successful in obtaining such financing.

No amounts were spent during the six-month period ended June 30, 2003 regarding the Money Club Financial business.

Exploration Expenditures - Cahill Option Agreement

Under the Cahill Option Agreement, we are required to make certain expenditures relating to the property, including among other things, expenditures for road construction, reclamation, drill site preparation, diamond drilling, engineering

As of June 30, 2003, we have incurred $1,693 of exploration expenditures regarding the Cahill mining claims.

Exploration Expenditures - Eddy Option Agreement
Under the Eddy Option Agreement, we are required to make certain expenditures relating to the property, including among other things, expenditures for claim staking, access improvement, trenching, brushing, prospecting/geological orientation/rock sampling, soil geochemical sampling, detailed geological mapping, and drill core assays.

As of June 30, 2003, we have incurred $15,600 of exploration expenditures regarding the Eddy claims.

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

Ability to Continue as a Going Concern.

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

Revenues.

We cannot determine whether our future revenues will ever be sufficient to produce a positive cash flow or result in net profits. You should carefully consider the discussion appearing below under "Liquidity and Capital Resources".
Since our inception through June 30, 2003, we have earned no revenues. We do not expect to earn significant operating revenue in the foreseeable future. Our losses are expected to continue, principally as a result of general and administrative expenses and mineral exploration costs.

Liquidity and Capital Resources.

As of June 30, 2003, we had limited cash resources of only $101. We do not have any other internal sources of working capital. All required administrative expenses are currently being paid by our President subject to reimbursement.

We did not receive any revenues during the six months ended June 30, 2003. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties or our short term loan business becomes operational, if ever. We can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production.

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

Mineral Exploration Costs

Exploration costs are charged to operations as incurred until such time that proven reserves are discovered. From that time forward, the Company will capitalize all costs to the extent that future cash flow from mineral reserves equals or exceeds the costs deferred. Any deferred costs will be amortized over the recoverable reserves when a property reaches commercial production. As of
June 30, 2003 , the Company did not have proven reserves.

Unpaid amounts in respect of the Company's option agreements are not recorded as a liability since they are payable entirely at the Company's option.

New Accounting Pronouncement

On May 15, 2003, the Financial Accounting Standards Board ("FASB") issued
Statement of Financial Accounting Standard ("SFAS") No. 150, "Accounting for
Certain Financial Instruments with Characteristics of both Liabilities and
Equity". SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine"
equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. Further,
SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives. SFAS No. 150 affects an entity's classification of the following freestanding instruments: a) Mandatorily redeemable instruments b)
Financial instruments to repurchase an entity's own equity instruments c)
Financial instruments embodying obligations that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based solely on (i) a fixed monetary amount known at inception or (ii) something other than changes in its own equity instruments d) SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. The guidance in SFAS No. 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15,
2003. The implementation of these new standards is not expected to have a material effect on our financial statements.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
Not applicable.

Item 2. Changes in Securities

On July 17, 2003, in connection with our shareholder meeting held on June 26,
2003, we amended our articles of incorporation to: (a) increase our authorized shares of common stock from 25,000,000 shares to 150,000,000 shares; and (b) to authorize us to issue 100,000,000 shares of preferred stock with such rights, preferences and terms as determined from time to time by our Board of Directors.

On May 15, 2003, 2003, we issued 10,000 shares of our common stock to Locke B.
Goldsmith. These shares were issued to Mr. Goldsmith in conjunction with our
February 18, 2003, option agreement with Mr. Goldsmith. We relied upon Section
4(2) of the Act for the sale. We believed that Section 4(2) was available because the sale did not involve a public offering and there was no general solicitation or general advertising involved in the sale. Mr. Goldsmith had a pre-existing relationship with Robert Rosner, our Officer and Director. Mr.
Goldsmith represented to us that he was purchasing the shares for investment purposes without a view towards resale. We placed legends on the stock certificate stating that the securities were not registered under the
Securities Act and set forth the restrictions on their transferability and sale.
Mr. Goldsmith was given access to all information about us and was given the ability to meet with our management to discuss and ask questions of and receive answers from them concerning the terms and conditions of this Offering and to obtain any additional information he deemed necessary. We determined that Mr.
Goldsmith was either accredited or sophisticated enough to make the investment in our common stock because Mr. Goldsmith: (a) was provided with extensive information about us; and (b) represented that he was an "accredited investor"
and had sufficient knowledge and experience in business and financial matters to make an informed decision regarding the risks and merits of an investment in our common stock. Because Mr. Goldsmith was given the opportunity to receive all information about us upon request, he had access to the type of information which would be provided in a prospectus.

On May 15, 2003, we issued 200,000 shares of our common stock to Ruby Red
Resources, Inc. These shares were issued to Ruby Red Resources in conjunction with our April 2003 option agreement with Ruby Red Resources. We relied upon
Section 4(2) of the Act for the sale. We believed that Section 4(2) was available because the sale did not involve a public offering and there was no general solicitation or general advertising involved in the sale. Ruby Red
Resources' President, Mr. Adam Smith, had a pre-existing relationship with
Robert Rosner, our Officer and Director. Mr. Smith represented to us that he was purchasing the shares for investment purposes without a view towards resale. We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale. Mr. Smith was given access to all information about us and was given the ability to meet with our management to discuss and ask questions of and receive answers from them concerning the terms and conditions of this Offering and to obtain any additional information he deemed necessary.
We determined that Mr. Smith was either accredited or sophisticated enough to make the investment in our common stock because Mr. Smith: (a) was provided with extensive information about us; and (b) represented that he was an "accredited investor" and had sufficient knowledge and experience in business and financial matters to make an informed decision regarding the risks and merits of an investment in our common stock. Because Mr. Smith was given the opportunity to receive all information about us upon request, he had access to the type of information which would be provided in a prospectus.

Item 3. Defaults upon Senior Securities
Not applicable

Item 4. Submission of Matters to a Vote of Security Holders
On June 26, 2003, our shareholders, at a special meeting of our shareholders voting by proxy, approved the following proposals:
(1) an amendment of our Articles of Incorporation to increase the authorized number of our shares of common stock from 25,000,000 shares to 150,000,000 shares;
(2) an amendment of our Articles of Incorporation to authorize us to issue
100,000,000 shares of undesignated preferred stock, par value $. 001;
(3) an amendment of our Articles of Incorporation to change our name from First
Cypress Technologies, Inc. to First Cypress Inc.;
(4) an amendment and restatement of our Bylaws to allow action to be taken by written consent of stockholders without a meeting of the stockholders; and
(5) an amendment and restatement of our Bylaws to allow our Board of Directors to amend our Bylaws by a majority vote of our Board of Directors.

Our Board of Directors unanimously approved each of the five proposals to be placed before our stockholders at the Special Meeting and unanimously recommended that our stockholders vote in favor of each of those proposals.

We received seven completed proxies from our shareholders, with a total of
13,130,500 shares representing 61.58% of our shares outstanding voting in favor of the proposals outlined above in (1) - (5). Of these shares, we received 2 completed proxies from 2 brokers on behalf of 2 of our stockholders, with a total of 951,500 shares voted in favor or all the proposals outlined above in
(1) - (5). There were no abstentions and no broker non-votes of the proxies which were returned, as described immediately above.

Item 6. Exhibits and Reports on Form 8-K.

EXHIBITS

   Exhibit
   Number                         Description of Exhibit
--------------     -------------------------------------------------------------
10.3                Option Agreement, Cahill Mineral Claims(1)
10.3                Option Agreement, Eddy Mineral Claims(2)
10.4                Option Amendment Agreement, Cahill Mineral Claims
31.1                Section 302 certification
32.1                Section 906 certification
--------------------------------------------------------------------------------
(1)     Previously filed with the Securities and Exchange Commission as an exhibit to the Form 8-K dated March 5, 2003.
(2)     Previously filed with the Securities and Exchange Commission as an exhibit to the Form 8-K dated April 21, 2003.

REPORTS  ON  FORM  8-K

On March 5, 2003, on a Form 8-K, we reported with the US Securities and Exchange
Commission that we had entered into an option agreement to acquire 100% interest in the Cahill mineral claims covering approximately 926.7 acres in the Osoyoos
Mining Division of the Province of British Columbia from Locke B. Smith.

On April 21, 2003, on a Form 8-K, we reported with the US Securities and
Exchange Commission that we had entered into an option agreement to acquire 70%
undivided interest in the Eddy mineral claims covering approximately 7,000 acres in the Fort Steele Mining Division of the Province of British Columbia from Ruby
Red Resources, Inc.

On May 22, 2003, on a Form 8-K, we reported with the US Securities and Exchange
Commission that we had completed a preliminary agreement to earn a 50% interest in certain mining claims in the Temagami Diamond Claim within the Sudbury Mining
Division of Northeastern Ontario, Canada and that we announced the appointment of Harvey Lalach as Director and Chief Financial Officer.

On or about June 12, 2003, the Company filed a Form 8-K stating that even though the Company approved the appointment of Harvey Lalach as its Director and Chief
Financial Officer, Mr. Lalach declined to accept these appointments, and as such, Mr. Lalach did not become the Company's Director or Chief Financial
Officer. This Form 8-K further states that the Company's Board of Directors remains Robert Rosner and John Kowalchuk and its Chief Financial Officer remains
Robert Rosner.

                                    SIGNATURE

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST CYPRESS, INC.

By:  /s/ ROBERT ROSNER

     ROBERT ROSNER, President, Chief Executive Officer,
     Principal Accounting Officer, and Director
     Date:   August 19, 2003

