Form 10QSB/A
period 2003-06-30
FIRST CYPRESS TECHNOLOGIES INC
filed 2003-08-20
CIK 1108943

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB/A

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

Forward-Looking Statements:

This quarterly report on Form 10-QSB/A contains forward-looking statements.
First Cypress, Inc. is referred to herein as "we" or "our." The words or phrases
"would be," "may allow," "intends to," "may likely result," "are expected to,"
"may continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements". Such statements include those concerning our expected financial performance, our corporate strategy, and operational plans. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties, including: (a) intense competition in the short term loan services market and the mineral exploration business; (b) our ability to continue our rights under option agreements that convey certain mineral claims interests to us are contingent upon our ability to make required exploration expenditures and cash payments, which is further contingent upon our ability to obtain financing, which we may be unable to obtain; (c) our ability to continue as a going concern is dependent upon developing our business plan, the continuing financial support of creditors and stockholders, and obtaining long term financing as well as achieving revenue producing operations; (d) should we engage in testing and exploration activities, we will be subject to substantial exploration and regulation costs that pertain to environmental permitting, air quality, water quality and wildlife monitoring, safety regulations, claim filings, and maintenance inspection and monitoring; (e) because we are a development stage company with a limited operating history and a poor financial condition, you will be unable to determine whether we will ever become profitable; (f) although we have conducted our operations for approximately 45 months, we have been unsuccessful in our original business plan of developing an
Internet software program, the EngineMax, or in generating any revenues; (g) we have no brand name recognition and if we fail to establish a brand name in the short term alternative financing business, which will require substantial costs, our potential revenues will be negatively affected; (h) mineral exploration is, by its very nature, a highly risky and speculative business; (i) we may be subject to risks of liability regarding our exploration activities, such as pollution or cave-ins, for which we have no insurance protection; and (j) our management does not spend full time on our business activities or developing our
Plan of Operations. Statements made herein are as of the date of the filing of this Form 10-QSB/A with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

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

                                       12

--------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis or Plan of Operations

Forward Looking Statements

The following discussion of our Plan of Operations should be read in conjunction with our financial statements and related notes. For purposes of this discussion, the words "we" or "our" refer to First Cypress, Inc. This discussion contains forward-looking statements as more fully explained on page 2 of this
Form 10-QSB/A.

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

On May 15, 2003, we issued 200,000 shares of our common stock to Ruby Red
Resources, Inc. These shares were issued to Ruby Red Resources in conjunction with our April 2003 option agreement with Ruby Red Resources. We relied upon
Section 4(2) of the Act for the sale. We believed that Section 4(2) was available because the sale did not involve a public offering and there was no general solicitation or general advertising involved in the sale. Ruby Red
Resources' President, Mr. Adam Scott, had a pre-existing relationship with
Robert Rosner, our Officer and Director. Mr. Scott represented to us that he was purchasing the shares for investment purposes without a view towards resale. We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale. Mr. Scott was given access to all information about us and was given the ability to meet with our management to discuss and ask questions of and receive answers from them concerning the terms and conditions of this Offering and to obtain any additional information he deemed necessary.
We determined that Mr. Scott was either accredited or sophisticated enough to make the investment in our common stock because Mr. Scott: (a) was provided with extensive information about us; and (b) represented that he was an "accredited investor" and had sufficient knowledge and experience in business and financial matters to make an informed decision regarding the risks and merits of an investment in our common stock. Because Mr. Scott was given the opportunity to receive all information about us upon request, he had access to the type of information which would be provided in a prospectus.

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
(2) an amendment of our Articles of Incorporation to authorize us to issue
100,000,000 shares of undesignated preferred stock, par value $.001;
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

REPORTS  ON  FORM  8-K

On March 5, 2003, on a Form 8-K, we reported with the US Securities and Exchange
Commission that we had entered into an option agreement to acquire 100% interest in the Cahill mineral claims covering approximately 926.7 acres in the Osoyoos
Mining Division of the Province of British Columbia from Locke B. Goldsmith.

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
     Date:   August 20, 2003

