Form 10QSB
period 2003-09-30
OTISH MOUNTAIN DIAMOND CO
filed 2003-12-02
CIK 1108943

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB


(X) Quarterly Report pursuant to Section 13 or l5 (d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2003

                                       OR

( ) Transition Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

                        Commission File Number: 0-32747
                                    -------


                              OTISH MOUNTAIN DIAMOND COMPANY
        ----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

             Nevada                                             98-0218688
  ------------------------------                          ---------------------
  (State or Other Jurisdiction                             (I.R.S. Employer
  Incorporation or Organization)                         Identification Number)


      One Penn Plaza, Suite 3600, 250 West 34th Street, New York, New York 10119
           -----------------------------------------------------------
                    (Address of Principal Executive Offices)

          Issuer's Telephone Number, Including Area Code: (212) 849-6849

                               First Cypress, Inc.
                       1281 West Georgia Street, Suite 501
                         Vancouver, B.C., Canada V6E 3J7
      ---------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports),and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes X    No

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 15,107,750 shares of Common Stock, par value $0.001 per share and 1,000,000 shares of Series A Preferred Stock, par value $0.001 per share were outstanding as of December 2, 2003.

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements


                         OTISH MOUNTAIN DIAMOND COMPANY
                         (FORMERLY FIRST CYPRESS, INC.)
                         (AN EXPLORATION STAGE COMPANY)


                          INTERIM FINANCIAL STATEMENTS


                               SEPTEMBER 30, 2003
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)


                            OTISH MOUNTAIN DIAMOND COMPANY
                            (FORMERLY FIRST CYPRESS, INC.)
                           (AN EXPLORATION STAGE COMPANY)

                               INTERIM BALANCE SHEET
                                    (UNAUDITED)
                               (STATED IN U.S. DOLLARS)



                                                              SEPTEMBER 30     DECEMBER 31

                                                                  2003            2002
ASSETS

CURRENT
   Cash                                                        $   7,897       $       -
                                                               ===========     ===========
LIABILITIES

CURRENT
   Accounts payable                                            $  59,322       $  41,211
   Due to shareholder (Note 3)                                   236,620         171,973
                                                                 295,942         213,184
                                                                ----------     ----------

SHAREHOLDERS' EQUITY

SHARE CAPITAL
   Authorized:
      150,000,000 Common shares, par value $0.001 per share
      100,000,000 Preferred shares, par value $0.001 per share

   Issued and outstanding:
      21,550,000 Common shares at September 30, 2003
      and 20,362,500 Common shares at December 31, 2002

                                                                  21,550          20,363

Additional paid-in capital                                       133,488          22,187

DEFICIT ACCUMULATED DURING THE EXPLORATION STAGE                (443,083)       (255,734)
                                                                ----------     ----------
                                                                (288,045)       (213,184)
                                                                ----------     ----------
                                                               $   7,897       $       -
                                                               ===========     ===========



                           OTISH MOUNTAIN DIAMOND COMPANY
                           (FORMERLY FIRST CYPRESS, INC.)
                           (AN EXPLORATION STAGE COMPANY)

                       INTERIM STATEMENT OF LOSS AND DEFICIT
                                    (UNAUDITED)
                              (STATED IN U.S. DOLLARS)



                                                                         PERIOD FROM
                                                                          INCEPTION
                                                                         SEPTEMBER 14
                              THREE MONTHS ENDED      NINE MONTHS ENDED     1999 TO
                                 SEPTEMBER 30            SEPTEMBER 30    SEPTEMBER 30
                              2003         2002         2003       2002      2003
                            --------     --------      --------  --------  ---------
EXPENSES
Business development       $         -  $         -  $        -  $      -  $ 10,900
Interest and bank
 charges                            59        2,737       7,331     7,444    28,893
Management fees                  3,000        3,000       9,000     9,000    34,000
Office and sundry                  661           25       2,068       463     4,227
Professional fees               14,010        3,997     112,690     5,651   275,803
Rent and office services         1,500        1,500       5,967     4,500    23,967
Exploration (Note 5)                 -            -      50,293         -    50,293
                            ----------     --------     --------  --------  ---------

LOSS FROM CONTINUING
 OPERATIONS                     19,230       11,259     187,349    27,058   428,083
LOSS FROM DISCONTINUED
 OPERATIONS (Note 2)                 -            -           -         -    15,000
                            ----------     --------     --------  --------  ---------

NET LOSS FOR THE PERIOD         19,230       11,259     187,349    27,058  $443,083
                                                                           ==========
DEFICIT ACCUMULATED
 DURING THE EXPLORATION
 STAGE, BEGINNING OF
 PERIOD                        423,853      210,191     255,734   194,392
                            ----------     --------     --------  --------

DEFICIT ACCUMULATED
 DURING THE EXPLORATION
 STAGE, END OF PERIOD      $   443,083  $   221,450  $  443,083  $221,450
                            ==========     =========   =========  ========

NET LOSS PER SHARE         $      0.01  $      0.01  $     0.01  $   0.01
                            ==========     =========   =========  ========


WEIGHTED AVERAGE
 NUMBER OF SHARES
 OUTSTANDING                21,550,000    7,057,500  20,955,339  7,057,500
                            ==========     =========   =========  ========



                               OTISH MOUNTAIN DIAMOND COMPANY
                               (FORMERLY FIRST CYPRESS, INC.)
                               (AN EXPLORATION STAGE COMPANY)

                               INTERIM STATEMENT OF CASH FLOWS
                                         (UNAUDITED)
                                  (STATED IN U.S. DOLLARS)

                                                                                PERIOD FROM
                                                                                 INCEPTION
                                                                                SEPTEMBER 14
                                     THREE MONTHS ENDED     NINE MONTHS ENDED     1999 TO
                                        SEPTEMBER 30           SEPTEMBER 30      SEPTEMBER 30
                                       2003       2002        2003       2002        2003
                                    ---------  ----------   ----------  --------  ----------

CASH FLOWS FROM OPERATING
 ACTIVITIES
Net loss for the period from
 continuing operations               $(19,230)  $(11,259)  $(187,349)  $(27,058)  $(428,083)

ADJUSTMENTS TO RECONCILE NET LOSS
 TO NET CASH USED BY OPERATING
 ACTIVITIES
Interest accrued on the
 stockholder loan                           -      2,715       7,215      7,353      28,408
Common shares issued for
 business development cost                  -          -           -          -      10,900
Common shares issued for
 professional services                      -          -      83,088          -      83,088
Common shares issued for
 exploration expenses                       -          -      29,400          -      29,400
Increase (Decrease) in liabilities
 Accounts payable and accrued
 liabilities                           (3,704)    (1,142)     18,111    (13,619)     59,322
                                     ---------  ---------  ----------  ---------  ----------

CASH FLOWS FROM OPERATING
 ACTIVITIES - CONTINUING OPERATIONS   (22,934)    (9,686)    (49,535)   (33,324)   (216,965)

CASH FLOWS FROM OPERATING
 ACTIVITIES - DISCONTINUED
 OPERATIONS                                 -          -           -          -     (15,000)
                                     ---------  ---------  ----------  ---------  ----------
                                      (22,934)    (9,686)    (49,535)   (33,324)   (231,965)
                                     ---------  ---------  ----------  ---------  ----------

CASH FLOWS FROM FINANCING
 ACTIVITIES
Loans from stockholder                 30,730      9,664      57,432     33,233     208,212
Proceeds from issuance of
 common shares                              -          -           -          -      31,650
                                     ---------  ---------  ----------  ---------  ----------
                                       30,730      9,664      57,432     33,233     239,862
                                     ---------  ---------  ----------  ---------  ----------

INCREASE (DECREASE) IN CASH             7,796        (22)      7,897        (91)      7,897

CASH, BEGINNING OF PERIOD                 101        244           -        313           -
                                     ---------  ---------  ----------  ---------  ----------

CASH, END OF PERIOD                  $  7,897   $    222   $   7,897   $    222   $   7,897
                                     =========  =========  ==========  =========  ==========


                                     OTISH MOUNTAIN DIAMOND COMPANY
                                    (FORMERLY FIRST CYPRESS, INC.)
                                    (AN EXPLORATION STAGE COMPANY)

                              INTERIM STATEMENT OF STOCKHOLDERS' EQUITY

                                          SEPTEMBER 30, 2003
                                             (UNAUDITED)
                                       (STATED IN U.S. DOLLARS)




                                                      COMMON STOCK               DEFICIT
                                             -------------------------------   ACCUMULATED
                                                                   ADDITIONAL  DURING THE
                                                                     PAID-IN  EXPLORATION
                                              SHARES      AMOUNT     CAPITAL     STAGE       TOTAL
                                             -----------  --------  ----------  ---------  ----------
Issuance of shares on incorporation in
 September 1999 for cash at $0.0002 per
 share                                      25,000,000   $ 25,000   $(20,000)  $       -   $   5,000
Issuance of shares for cash in November
 1999 at $0.002 per share                    9,950,000      9,950      9,950           -      19,900
Issuance of shares for cash in December
 1999 at $0.02 per share                       337,500        338      6,412           -      6,750
Net loss for the period                              -          -          -     (33,298)    (33,298)
                                             -----------  --------  ----------  ---------  ----------

Balance, December 31, 1999                  35,287,500     35,288     (3,638)    (33,298)     (1,648)

Net loss for the year                                -          -          -    (108,996)   (108,996)
                                             -----------  --------  ----------  ---------  ----------

Balance, December 31, 2000                  35,287,500     35,288     (3,638)   (142,294)   (110,644)

Net loss for the year                                -          -          -    (187,349)   (187,349)
                                             -----------  --------  ----------  ---------  ----------

Balance, December 31, 2001                  35,287,500     35,288     (3,638)   (443,083)   (288,045)

Issuance and assignment of common
 shares in October 2002 on acquisition of
 Money Club Financial business plan
Common shares transferred from the
 Company's president                                 -          -     10,582           -      10,582
Issuance of common shares                       75,000         75        243           -         318
Redemption and cancellation of common
 shares in October 2002 for $Nil
 consideration                             (15,000,000)   (15,000)    15,000           -           -
Net loss for the year                                -          -          -     (61,342)    (61,342)
                                             -----------  --------  ----------  ---------  ----------

Balance, December 31, 2002                  20,362,500     20,363     22,187    (255,734)   (213,184)


                                  OTISH MOUNTAIN DIAMOND COMPANY
                                  (FORMERLY FIRST CYPRESS, INC.)
                                  (AN EXPLORATION STAGE COMPANY)

                      INTERIM STATEMENT OF STOCKHOLDERS' EQUITY (CONTINUED)

                                        SEPTEMBER 30, 2003
                                           (UNAUDITED)
                                     (STATED IN U.S. DOLLARS)




                                                    COMMON STOCK             DEFICIT
                                             ----------------------------  ACCUMULATED
                                                                ADDITIONAL  DURING THE
                                                                 PAID-IN   EXPLORATION
                                              SHARES    AMOUNT   CAPITAL      STAGE       TOTAL
                                           -----------  -------  --------  ---------  -----------
Balance, December 31, 2002                  20,362,500  $20,363  $ 22,187  $(255,734)  $(213,184)

Issuance of common shares for
 professional services at $0.085 per share
In May 2003                                    750,000      750    63,000          -      63,750
In June 2003                                   227,500      227    19,111          -      19,338
Issuance of common shares for mineral
 properties and exploration expenses in
 May 2003 at $0.14 per share                   210,000      210    29,190          -      29,400
Net loss for the period                              -        -         -   (182,849)   (182,849)
                                           -----------  -------  --------  ---------  -----------
Balance, September 30, 2003                 21,550,000  $21,550  $133,488  $(438,583)  $(283,545)
                                           ===========  ======  =========  =========  ===========

                         OTISH MOUNTAIN DIAMOND COMPANY
                         (FORMERLY FIRST CYPRESS, INC.)
                         (AN EXPLORATION STAGE COMPANY)

                      NOTES TO INTERIM FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2003
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)



1.     BASIS  OF  PRESENTATION

The interim financial statements as of September 30, 2003 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States of America generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the December 31, 2002 audited financial statements and notes thereto.


2.     NATURE  OF  BUSINESS  AND  ABILITY  TO  CONTINUE  OPERATIONS

The Company was incorporated on September 14, 1999 under the laws of the State of Nevada. The Company was in the process of developing an internet computer software program known as EngineMax. The EngineMax computer software program was being designed to automate the process of submission of internet web page information to major internet search engines. Essentially, software development was suspended in November 2002 due to cash flow constraints. In October 2002, the Company acquired certain items constituting the "Money Club Financial" business concept and business plan. Due to the Company's inability to raise the necessary capital to further the Money Club business concept, no monies were spent furthering the business concept from the date of acquisition to September 30, 2003. In February and April of 2003, the Company entered into two option agreements to acquire mineral property rights in British Columbia, Canada, and is in the process of pursuing mineral exploration activity. In July 2003, the Company changed its name to First Cypress, Inc. and, subsequent to September 30, 2003, changed its name to Otish Mountain Diamond Company.

These accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets, and the satisfaction of liabilities and commitments in the normal course of business. As at September 30, 2003, the Company has recognized no revenue, has accumulated operating losses of $438,583 since its inception, and has a working capital deficiency of $283,545.

                         OTISH MOUNTAIN DIAMOND COMPANY
                         (FORMERLY FIRST CYPRESS, INC.)
                         (AN EXPLORATION STAGE COMPANY)

                      NOTES TO INTERIM FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2003
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)



2.     NATURE  OF  BUSINESS  AND  ABILITY  TO  CONTINUE  OPERATIONS  (Continued)

The continuation of the Company is dependent upon pursuing and developing a sustainable business, the continuing financial support of creditors and stockholders, and obtaining long term financing as well as achieving a profitable level of operations. Management plans to raise equity capital to finance the administration and mineral exploration requirements of the Company. It is management's intention to raise new equity financing of at least $180,000 in 2003. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. Should the Company not raise the amount necessary to keep the mineral exploration agreements in good standing (Note 5), such agreements, and the Company's rights under those agreements, would be cancelled.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the amounts and classification of liabilities that might arise from this uncertainty.

In connection with the Money Club Financial purchase in October 2002 and the mineral option agreements entered into during 2003, the Company has discontinued its involvement in software development related to its EngineMax computer software program. Such costs related to software development have been segregated in these financial statements as discontinued operations. The Company did not incur any costs in 2003 or 2002 in respect of software development. No revenue was ever earned from software development and there were no assets existing at September 30, 2003 pertaining to the software development business.

On October 14, 2002, the Company completed a five for one split of its common stock. The effects of the stock split have been retroactively reflected in these financial statements.


3.     DUE  TO  STOCKHOLDER

Amounts due to the Company's president are unsecured and repayable on demand with interest at 8% per annum. Interest expense accrued in respect of these advances totaled $7,215 for the nine month period ended September 30, 2003 (2002 - $7,353).

                         OTISH MOUNTAIN DIAMOND COMPANY
                         (FORMERLY FIRST CYPRESS, INC.)
                         (AN EXPLORATION STAGE COMPANY)

                      NOTES TO INTERIM FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2003
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)



4.     RELATED  PARTY  TRANSACTIONS

Related party transactions not disclosed elsewhere in these financial statements are as follows:

                                                       2003               2002
                                                       ====               ====
Rent  and  office  services paid
to the president of the Company                     $ 4,500            $ 4,500
Management  fees  paid  to  the  president
of the Company                                      $ 9,000            $ 9,000

Related party transactions are recorded at the exchange amount, being the amount established and agreed to by the related parties.


5.     MINERAL  PROPERTIES

Exploration costs are charged to operations as incurred until such time that proven reserves are discovered. From that time forward, the Company will capitalize all costs to the extent that future cash flows from mineral reserves equals or exceeds the costs deferred. Any deferred costs will be amortized over the recoverable reserves when a property reaches commercial production. As at September 30, 2003, the Company did not have proven reserves. The Company did not have any mineral properties at December 31, 2002.

Unpaid amounts in respect of the Company's option agreements are not recorded as a liability since they are payable entirely at the Company's option.

A  summary  of  the  Company's  mineral  exploration  projects  are  as follows:

a) On February 18, 2003, the Company entered into an option agreement whereby it acquired an exclusive option to purchase a 100% undivided interest in two mineral claims (the "Cahill Claims") in the Osoyoos Mining Division in British Columbia, Canada. The option is exercisable upon the payment of $1,500 (which has been paid), the issuance of 120,000 shares of the Company's common stock (10,000 shares were issued), and incurring exploration expenditures of $115,000 in the a three phase exploration program before July 31, 2004.

                         OTISH MOUNTAIN DIAMOND COMPANY
                         (FORMERLY FIRST CYPRESS, INC.)
                         (AN EXPLORATION STAGE COMPANY)

                      NOTES TO INTERIM FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2003
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)



5.     MINERAL  PROPERTIES  (Continued)

On July 25, 2003, the Company entered into an amendment agreement whereby the dates of the three phase exploration program have been extended to July 31, 2005. The issuance of common shares and exploration expenditures are staged as follows:



                              ISSUANCE OF
                                COMMON         EXPLORATION
                                SHARES        EXPENDITURES
                              ----------  -------------------
On original agreement (issued)   10,000  $           -
Before November 30, 2003         10,000          5,000
Before July 31, 2004             50,000         10,000
Before July 31, 2005             50,000        100,000
                              ----------  -------------------
                                120,000  $     115,000
                              ==========  ===================



During the nine months ended September 30, 2003, the Company has issued 10,000 shares with a value of $1,400 (Note 6), and incurred $1,693 of exploration expenditures in respect of the Cahill Claims.

b) On April 16, 2003, the Company entered into an option agreement whereby it acquired an exclusive option to purchase a 70% undivided interest in the Eddy mineral claims (the "Eddy Claim") in the Fort Steele Mining District of British Columbia, Canada. The option is exercisable upon the payment of $1,000 (which has been paid), the issuance of 650,000 shares of common stock, and incurring exploration expenditures of $775,000 in a four phase exploration program before April 1, 2007. The issuance of common shares and exploration expenditures are staged as follows:



                              ISSUANCE OF
                                COMMON     EXPLORATION
                                SHARES     EXPENDITURES
                               --------  ---------------
On original agreement (issued)  200,000  $           -
Before April 16, 2004           150,000         75,000
Before April 16, 2005           150,000        150,000
Before April 16, 2006           150,000        250,000
Before April 16, 2007                 -        300,000
                               --------  ---------------
                                650,000  $     775,000
                               ========  ===============

                         OTISH MOUNTAIN DIAMOND COMPANY
                         (FORMERLY FIRST CYPRESS, INC.)
                         (AN EXPLORATION STAGE COMPANY)

                      NOTES TO INTERIM FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2003
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)



5.     MINERAL  PROPERTIES  (Continued)

During the nine months ended September 30, 2003, the Company issued 200,000 shares having a value of $28,000 (Note 6), and incurred $15,600 of exploration expenditures in respect of the Eddy Claims.

c) In May 2003, the Company entered into an option agreement whereby it acquired a 50% interest in the Temagami Diamond Claim units (the "Temagami Claim") in the Sudbury Mining Division in Ontario, Canada. The option is exercisable upon cash payments of $43,165 (or CDN$60,000, based on exchange rate on the date of the agreement) (of which $3,600 or CDN$5,000 has been paid), $35,970 (or CDN$50,000) of property payments, and incurred exploration expenditures of $179,856 (or CDN$250,000) before June 30, 2004. The cash and property payments (based on the exchange rate on the date of the agreement) are scheduled as follows:



                                                 CASH     PROPERTY
                                               PAYMENTS   PAYMENTS
                                              ----------  ---------
On agreement (paid)                            $   3,600  $       -
Various dates on or before December 31, 2003      39,565      7,194
On June 1, 2004                                        -     10,791
On December 31, 2005                                   -     17,985
                                              ----------  ---------
                                               $  43,165  $  35,970
                                              ==========  =========


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

                         OTISH MOUNTAIN DIAMOND COMPANY
                         (FORMERLY FIRST CYPRESS, INC.)
                         (AN EXPLORATION STAGE COMPANY)

                      NOTES TO INTERIM FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2003
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)


6.     SHARE  CAPITAL

In May 2003, the Company's Board of Directors approved the 2003 Consulting Services Plan (the "Plan") whereby 4,200,000 shares of the Company's common stock may be issued to compensate consultants for services rendered to the Company pursuant to consulting agreements. Also in May 2003, the Company entered into two agreements with consultants pursuant to the Plan to obtain legal and communication services. During the nine month period ended September 30, 2003, the Company issued 977,500 shares for professional services at $0.085 per share for a total value of $83,088, based on the quoted market price on the date of the various service agreements.

During the nine month period ended September 30, 2003, the Company issued 210,000 shares (Notes 5(a) and (b)) of common stock at $0.14 per share (based on the quoted market price of the Company's common stock on the dates of the respective agreements) having a total value of $29,400 in accordance to various mineral property agreements.

During the nine month period ended September 30, 2003, the Company increased its authorized capital to 150,000,000 common shares with par value pf $0.001. The Company was also authorized to issue up to 100,000,000 undesignated preferred shares with a par value of $0.001.


7.     NEW  ACCOUNTING  PRONOUNCEMENT

On May 15, 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 150 - "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as liabilities (or assets in some circumstances) in the statement of financial position. Further, SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives. SFAS No. 150 affects an entity's classification of the following freestanding instruments: (a) mandatorily redeemable instruments, (b) financial instruments to repurchase an entity's own equity instruments, (c) financial instruments embodying obligations that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based solely on: (i) a fixed monetary amount known at inception, or (ii) something other than changes in its own equity instruments, (d) SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. The guidance in SFAS No. 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003.

                         OTISH MOUNTAIN DIAMOND COMPANY
                         (FORMERLY FIRST CYPRESS, INC.)
                         (AN EXPLORATION STAGE COMPANY)

                      NOTES TO INTERIM FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2003
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)



7.     NEW  ACCOUNTING  PRONOUNCEMENT  (Continued)

The implementation of these new standards is not expected to have a material effect on the Company's financial statements.


8.     SUBSEQUENT  EVENTS

Subsequent  to  September  30,  2003:

a) The Company issued 1,000,000 Series A preferred shares for services rendered. Each preferred share is entitled to fifteen votes per share.

b) The capitalization of the Company was amended to reflect a 200:1 reverse stock split and to increase the authorized capital to 600,000,000 shares, consisting of 500,000,000 common shares with a par value of $0.001, and 1,000,000 preferred shares with a par value of $0.001.

c)   The  Company's  name  was  changed  to  Otish  Mountain  Diamond  Company.

d) The Company entered into a share exchange agreement pursuant to which the Company acquired 100% of the issued and outstanding shares of Otish Mountain Diamond Company in exchange for the issuance of 15,000,000 common shares.

Item 2. Management's Discussion and Analysis or Plan of Operation

FORWARD LOOKING STATEMENTS

     This report contains "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our plans, objectives, expectations, and intentions. Although we believe the statements and projections are based upon reasonable assumptions, actual results may differ from those that we have projected.

PLAN OF OPERATION

     Otish Mountain Diamond Company (formerly First Cypress, Inc.), a Nevada corporation, was organized on September 14, 1999. From inception to September 30, 2003, the Company has not generated any revenues and is considered a development stage enterprise, as defined in Financial Accounting Standards Board No. 7.

     The Company was in the process of developing an internet computer software program known as EngineMax. Essentially, software development was suspended in November 2002 due to cash flow constraints. In October 2002, the Company acquired certain items constituting the "Money Club Financial" business concept and business plan. Due to the Company's inability to raise the necessary equity capital to further the Money Club Financial business concept, no monies were spent furthering the business concept from the date of acquisition to September 30, 2003.

     On February 18, 2003, the Company entered into an option agreement, as amended on July 25, 2003, whereby it acquired an exclusive option to purchase a 100% undivided interest in two mineral claims (the "Cahill Claims") in the Osoyoos Mining Division in British Columbia, Canada. During the next twelve months, in order to maintain its option the Company is obligated to incur exploration expenditures of $15,000 and the issuance of 60,000 shares of its common stock. During the nine months ended September 30 2003, the Company incurred $1,693 of exploration expenditures and issued 10,000 shares with a value of $1,400 in respect of the Cahill Claims. Note 5 a), Notes to Interim Financial Statements provide further detail regarding the Company's obligations with respect to the Cahill Claims. As of November 30, 2003, the Company was in default with respect to an issuance of stock and a payment of $5,000 to maintain its option. The Company is contemplating whether to renegotiate the option or let it expire.

     On April 16, 2003, the Company entered into an option agreement whereby it acquired an exclusive option to purchase a 70% undivided interest in the Eddy mineral claims (the "Eddy Claim") in the Fort Steele Mining District of British Columbia, Canada. During the next twelve months, in order to maintain its option, the Company is obligated to incur exploration expenditures of $75,000 and the issuance of 150,000 shares of its common stock. During the nine months ended September 30 2003, the Company incurred $15,600 of exploration expenditures and issued 200,000 shares with a value of $28,000 in respect of the Eddy Claim. Note 5 b), Notes to Interim Financial Statements provide further detail regarding the Company's obligations with respect to the Eddy Claim.

     In May 2003, the Company entered into an option agreement whereby it acquired a 50% interest in the Temagami Diamond Claim units (the "Temagami Claim") in the Sudbury Mining Division in Ontario, Canada. The agreement required the Company to pay an option price of $43,165, property payments of $35,970, and exploration expenditures of $71,942 within twelve months of May 15, 2003, and $107,914 within twelve months of June 30, 2004. Due to its inability to raise sufficient capital to meet the cash payment requirement, the Company terminated the agreement. Note 5 c), Notes to Interim Financial Statements provides further detail regarding the Company's obligations with respect to the Temagami Claim.

     As of September 30, 2003, the Company did not have adequate cash reserves to satisfy its obligations under the option agreements during the next twelve months. The Company is evaluating extending or meeting the terms of options to acquire the Cahill claims and Eddy claim. If the Company wishes to pursue the acquisition of such claims it will to need to raise new equity financing of at least $180,000 to meets it obligations with respect to the Cahill Claims and the Eddy Claim. In the event that the Company cannot obtain such financing, it believes that it can satisfy its cash requirements until April 16, 2004, at which time exploration expenditures of $75,000 are due with respect to the option to pursue the Eddy Claims.

SUBSEQUENT EVENTS

     Subsequent to the quarter ended September 30, 2003, the Company successfully acquired 100% of Otish Mountain Diamond Corp. ("Otish Corp.") as disclosed below under Part II, Item 5. The business activities of Otish Corp. became the business activities of the Company. Through Otish Corp., the Company is conducting a two-year diamond exploration program in the Otish Mountain area of Northern Quebec. The Company has spent approximately $130,000 to date, and plans to spend another $350,000 for exploration purposes. The Company is in the process of raising $400,000 of new equity financing for Otish Corp. If the Company discovers an economic deposit of rough diamonds, the Company intends to execute a feasibility plan for the development of a mining operation, at which time, the Company will need $2 million of additional financing, if not more, to execute the plan and develop the mining operation. If the Company does not discover such rough diamonds, the Company will consider other high potential exploration projects that will also require the same or a similar amount of additional financing.

     In November 2003, Robert Rosner entered into an agreement with the Company, whereby Mr. Rosner agreed to convert debt of approximately $236,000 into 236,000 shares of Company common stock.


COMPARISON OF OPERATING RESULTS

QUARTER ENDED SEPTEMBER 30, 2003 COMPARED TO QUARTER ENDED SEPTEMBER 30, 2002

     The Company is considered a development stage enterprise, as defined by Financial Accounting Standards Board No. 7. The Company has not generated any revenues since inception, September 14, 1999. The Company incurred a net loss of $14,730 in the third quarter of 2003 as compared to a net loss of 11,259 in the third quarter of 2002. During the period from inception to September 30, 2003, the Company accumulated operating losses of $438,583, of which $15,000 was due to discontinuation of software development activities related to its EngineMax computer software program.

     General and administrative ("G&A") expenses increased 72% from $8,522 during the third quarter of 2002 to $14,671 during the third quarter of 2003. The increase was due to an increase in professional fees and office expenses that was offset by a decrease in management fees and rent expense.

     Interest expense decreased 98% from $2,737 during the third quarter of 2002 to $59 during the third quarter of 2003.

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2002

     The Company incurred a net loss of $182,849 during the first nine months of 2003 as compared to a net loss of $27,058 during the first nine months of 2002. The increase was due to an increase in professional fees, office expenses and exploration that was offset by slight decreases in interest, management fees and rent expense.

     The Company began diamond exploration activities during the first nine months of 2003. Exploration expenditures were $50,293 during the first nine months of 2003 as compared to nil during the first nine months of 2002.

     Interest expense decreased from $7,444 during the nine months ended September 30, 2002 to $7,331 for the nine months ended September 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 2003, the Company had cash of $7,897. During the next two (2) years, the Company needs to obtain approximately $350,000 for Otish Corp., to conduct its mining exploration activities. In addition, the Company may seek to raise an additional $340,000 of financing if it wishes to pursue options in connection with the Cahill Claims for $115,000, and $225,000 in connection with the option to purchase the Eddy Claim. The Company has raised $300,000 from three entities and an individual in October 2003. The Company is in discussions with several parties to raise additional capital. There can be no assurance that any new capital will be available to the Company or that adequate funds will be sufficient for Company operations, whether from the Company's financial markets, or other arrangements will be available when needed or on terms satisfactory to the Company. The Company has no commitments from officers, directors or affiliates to provide funding. The failure of the Company to obtain adequate additional financing may require the Company to delay, curtail or scale back some or all of its operations. Any additional financing may involve dilution to the Company's then-existing shareholders.

Item 3. Evaluation of Disclosure Controls and Procedures

         (a) Evaluation of disclosure controls and procedures. Our chief executive officer and our principal financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report (the "Evaluation Date"), has concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to him by others within those entities.

         (b) Changes in internal control over financial reporting. There were no significant changes in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There are currently no legal proceedings to which the Company is a party.

Item 2. Changes in Securities

     (a) On October 14, 2003, the Company affected a 1:200 reverse stock split of its issued and outstanding common stock, $0.001 par value per share (the "Common Stock") and increased the authorized shares from 250,000,000 shares, consisting of 150,000,000 shares of Common Stock and 100,000,000 shares of preferred stock, $0.001 par value per share to 600,000,000 shares consisting of 500,000,000 shares of Common Stock, reauthorizing the par value of $0.001 per share of Common Stock, and reauthorizing 100,000,000 shares of preferred stock, $0.001 par value per share.

Item 5. Other Information

     On October 7, 2003, the Company filed a Certificate of Designations establishing the designations, preferences, limitations and relative rights of 1,000,000 shares of Series A Preferred Stock having fifteen votes per share.
The Board of Directors issued 1,000,000 shares of Series A Preferred Stock to Philippe Buschmann, and, as a result, control of the Company shifted to Philippe Buschmann. These events were reported via a Form 8-K filed on October 20, 2003, listed below.

     As a result of the change in focus of the Company's business, the Company changed its name from First Cypress, Inc. to Otish Mountain Diamond Company. In addition, On September 18, 2003 the former sole director and sole officer of First Cypress, Inc. resigned and Philippe Buschmann was appointed Director. On November 5, 2003, Philippe Buschmann resigned as Director and Chief Executive Officer and Massimiliano Pozzoni, Ben Carter and Jim Chapman were appointed Directors. Massimiliano Pozzoni was elected to serve as Chief Executive Officer, President, Secretary and Treasurer by the Board of Directors.

     In October 2003, three entities and an individual subscribed to 500,000, 500,000, 1,000,000 and 1,000,000 restricted, newly issued shares of Otish Corp's common stock, $.001 par value per share (the "Common Stock" or the "Shares") at $.10 per share for an aggregate of $300,000. The Company intends to use these funds to conduct its two-year diamond exploration program in the Otish Mountain area of Northern Quebec.

     On November 10, 2003, the client-auditor relationship between BDO Dunwoody LLP, Chartered Accountants was ceased as the former accountant was dismissed which was approved by our Board of Directors. On that same day, the Company appointed Morgan & Company, Chartered Accountants as its principal independent public accountant. These events were reported via a Form 8-K filed on November 11, 2003, listed below.

     In November 2003, Robert Rosner entered into an agreement with the Company, whereby Mr. Rosner agreed to convert debt of approximately $236,000 into 236,000 shares of Company common stock. In addition, the Company entered into an agreement with Mr. Rosner whereby Mr. Rosner agreed to pay or extinguish the outstanding liabilities of the Company.

     On November 30, 2003, the Company acquired 100% of the issued and outstanding shares of Otish Mountain Diamond Corp. ("Otish Corp.") in exchange for 15,000,000 shares of the Company's common stock that was issued to the former shareholders of Otish Corp. The business of Otish Corp. became the business of the Company.


Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

     Exhibit No.           Description

     3.1        Certificate of Designations of First
                Cypress, Inc.                               (1)

     3.2        Articles of Amendment to the Articles
                of Incorporation                            (2)

     10.3       Option Agreement, Cahill Mineral Claims     (3)

     10.4       Option Agreement, Eddy Mineral Claims       (4)

     10.5       Option Amendment Agreement, Cahill
                Mineral Claims                              (5)

     31         Certificate of the Chief Executive
                Officer and Chief Financial Officer
                pursuant to Section 302 of the Sarbanes-
                Oxley Act of 2002                           (6)

     32         Certificate of the Chief Executive
                Officer and Chief Financial Officer
                pursuant to Section 906 of the Sarbanes-
                Oxley Act of 2002                           (6)


     (1) Filed as an Exhibit to the report of Form 8-K filed on October 20, 2003, and incorporated herein by reference.

     (2) Filed as an Exhibit to the report of Form 8-K filed on October 23, 2003, and incorporated herein by reference.

     (3) Filed as an Exhibit to the report of Form 8-K filed on March 5, 2003, and incorporated herein by reference.

     (4) Filed as an Exhibit to the report of Form 8-K filed on April 22, 2003, and incorporated herein by reference.

     (5) Filed as an Exhibit to the report of Form 10-QSB filed on August 19, 2003, and incorporated herein by reference.

     (6) Filed herewith.

(b) Reports on Form 8-K:

     The Company filed the following reports during the quarter for which this report on Form 8-K is being filed as well as subsequent Form 8-Ks through the date of this filing:

(1) Form 8-K filed on October 20, 2003, to report the designation and issuance of 1,000,000 shares of Series A Preferred Stock having fifteen votes per share and a change in control as a result of such issuance.

(2) Form 8-K filed on October 23, 2003, to report a name change, a 1:200 reverse stock split, an increase of authorized shares, and the reauthorization of $0.001 par value per share of common stock and preferred stock.

(3) Form 8-K filed on November 11, 2003, to report the dismissal of BDO Dunwood, LLP and the appointment of Morgan and Company as our principal independent public accountant.

                                   SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OTISH MOUNTAIN DIAMOND COMPANY

Dated: December 2, 2003

By  /s/ Massimiliano Pozzoni
        ----------------------------
        Massimiliano Pozzoni,
        Chief Executive officer and
        Chief Financial Officer

EXHIBIT 31

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Massimiliano Pozzoni, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Otish Mountain Diamond Company;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;

b) Paragraph omitted in accordance with SEC transition instructions contained in SEC Release No. 33-8238;

c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date:  December 2, 2003


                                   By: /s/ Massimiliano Pozzoni
                                   -------------------------------
                                   Massimiliano Pozzoni,
                                   Chief Executive Officer and
                                   Chief Financial Officer

EXHIBIT 32


      CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
           PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                 SECTION 906 OF TEHE SARBANES-OXLEY ACT OF 2002


I, Massimiliano Pozzoni, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Otish Mountain Diamond Company on Form 10-QSB for the quarterly period ended September 30, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Otish Mountain Diamond Company.


                                     By:/s/ Massimiliano Pozzoni
                                     --------------------------
                                     Name:  Massimiliano Pozzoni
                                     Title: Chief Executive Officer and
                                     Chief Financial Officer
December 2, 2003