Form 10KSB
period 2003-12-31
OTISH MOUNTAIN DIAMOND CO
filed 2004-04-14
CIK 1108943

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X]     ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
OF 1934

               For the Fiscal Year Ended December 31, 2003

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

     For the transition period from           to
                                   -----------  -------------

                        Commission File Number 000-32747

                         OTISH MOUNTAIN DIAMOND COMPANY
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

     Nevada                                       98-0218688
-------------------------------               ------------------
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                 Identification No.)

   One Penn Plaza, Suite 3600, 250 West 34th Street, New York, New York 10119
   ---------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (212) 849-6849
                         -------------------------------
                         (Registrant's telephone number)

Securities registered under Section 12(b) of the Exchange Act:

               NONE

Securities registered under Section 12(g) of the Exchange Act:

               COMMON STOCK, $.001 PAR VALUE PER SHARE

Check whether the registrant (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The issuer's revenues for the most recent fiscal year ended December 31, 2003 were nil.

     The aggregate market value of the issuer's voting and non-voting common equity held by non-affiliates computed by reference to the average bid and ask price of such common equity as of April 8, 2004, was approximately $26,891,600.

     As of April 7, 2004 the issuer had 35,407,811 shares of common stock, $.001 par value per share outstanding.

Documents Incorporated by Reference: NONE

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                         OTISH MOUNTAIN DIAMOND COMPANY
                                   FORM 10-KSB
                          YEAR ENDED December 31, 2003
                                      INDEX

                                     Part I

    Item 1.          Description of Business                        3

    Item 2.          Description of Property                        6

    Item 3.          Legal Proceedings                              7

    Item 4.          Submission of Matters to a Vote of
                     Security Holders                               7


                                     Part II

    Item 5.          Market for Common Equity and Related
                     Stockholder Matters                            7

    Item 6.          Management's Discussion and Analysis or
                     Plan of Operation                              9

    Item 7.          Financial Statements                         F-1

    Item 8.          Changes in and Disagreements with
                     Accountants on Accounting and Financial
                     Disclosure                                    14

    Item 8A.         Controls and Procedures                       15


                                    Part III

    Item 9.          Directors, Executive Officers, Promoters
                     and Control Persons; Compliance with
                     Section 16(a) of the Exchange Act             16

    Item 10.         Executive Compensation                        18

    Item 11.         Security Ownership of Certain Beneficial
                     Owners and Management and Related Stockholder
                     Matters                                       19

    Item 12.         Certain Relationships and Related
                     Transactions                                  19

    Item 13.         Exhibits and Reports on Form 8-K
               (a)   Exhibits                                      20

               (b)   Reports on Form 8-K                           22

    Item 14.     Principal Accountant Fees and Services            22

    Signatures                                                     23

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements in this Annual Report on Form 10-KSB (this "Form 10-KSB"), including statements under "Item 1. Description of Business," and "Item 6. Management's Discussion and Analysis", constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995 (collectively, the "Reform Act"). Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "will", "should", or "anticipates", or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Otish Mountain Diamond Company ("the Company", "we", "us" or "our") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. References in this form 10-KSB, unless another date is stated, are to December 31, 2003.

BUSINESS DEVELOPMENT

     Otish Mountain Diamond Company was originally incorporated in Nevada under the name First Cypress Technologies, Inc. ("First Cypress") on September 14, 1999. The Company was in the process of developing an internet computer software program known as EngineMax, which was suspended in November 2002. The Company is currently engaged in diamond exploration activities in the Otish Mountain area of Northern Quebec, Canada. The Company is in its exploration state as it is engaged in the search for mineral deposits.

     Prior to the Acquisition, discussed below, the Company had been in the process of developing an internet computer software program that was suspended in November 2002. In October 2002, the Company acquired certain items constituting the "Money Club Financial" business concept and business plan (the "Money Club"), but subsequently discontinued its involvement. The Company owned an option to purchase a 100% undivided interest in the Cahill Mineral Claims in the Osoyoos Mining Division in British Columbia, Canada, which the Company chose to let expire. The Company also owned an option to purchase a 70% undivided interest in the Eddy Mineral Claims in the Fort Steele Mining District of British Columbia, Canada. Note 2, Notes to Financial Statements provides further detail regarding the Company's obligations with respect to the Cahill Mineral Claims, the Eddy Mineral Claims. The Company acquired a 50% interest in the Temagami Claim in the Sudbury Mining Division in Ontario, Canada, which it has abandoned. The Company intends to also allow its option on the Eddy Mineral
Claims to expire when the exploration expenditures on the claim become due during 2004.

     In July 2003, the Company changed its name to First Cypress, Inc. The Company subsequently changed its name to Otish Mountain Diamond Company in October 2003, in anticipation of the acquisition of Otish Mountain Diamond Corp., a Nevada corporation (hereinafter "Otish Corp."), discussed below.

     In October 2003, the Company issued 1,000,000 shares of Series A Preferred Stock, that are entitled to fifteen (15) votes per shares (or an aggregate of 15,000,000 votes) to Philipp Buschmann. Control of the Company shifted to Mr. Buschmann at that time. In November 2003, First Cypress, Otish Corp. and the former Otish Corp. shareholders entered into an Exchange Agreement (the "Exchange" or "Acquisition") whereby the Company acquired 100% of the issued and outstanding shares of Otish Corp. in exchange for 15,000,000 shares of the Company's common stock.

     Otish Mountain Diamond Company, a Nevada corporation, herein being referred to as the "Company" owns one hundred percent (100%) of Otish Mountain Diamond Corp., a Nevada corporation herein being referred to as Otish Corp. A reference herein to the Company includes a reference to Otish Corp. and vice-versa unless otherwise provided.

     In October 2002, the Company completed a 5:1 forward stock split of its issued and outstanding common stock. In October, 2003, the Company completed a 1:200 reverse stock split of its issued and outstanding common stock. The effects of both stock splits have been retroactively reflected in this report on Form 10-KSB unless otherwise stated.

     The Company uses the Canadian Dollar as its function currency. For financial statement presentation purposes the statements have been translated into U.S. Dollars. All of the monetary values reflected herein are in U.S. Dollars unless otherwise stated.

PRINCIPAL PRODUCTS AND SERVICES

     The Company is engaged in diamond exploration activities in the Otish Mountain area of Northern Quebec, Canada. The Company has mineral rights in the Otish Mountain and Superior Craton regions of Canada, discussed in more detail in "Item 2. Description of Property." The current business plan includes the expansion of its mineral rights and the mining of diamonds. The current exploration program consists of aerial aeromagnetic surveys of the Staked Property (discussed in more detail below in "Description of Property"), ground sampling and laboratory testing of the gathered samples. The Staked Property is located in an under-explored area that is in close proximity to such diamond discovery properties as Ashton Mining and Majescor. The Staked Property is within such a distance to these diamond discovery properties that geologist Jim Chapman, a Director of the Company, believes that there is good potential for the discovery of diamond bearing kimberlites on the Staked Property.

     The Company believes that it currently has adequate resources to explore the Staked Property in search of an economic deposit of rough diamonds and to complete its exploration program. If, as a result of its exploration program, the Company discovers an economic deposit of rough diamonds on the Staked Property, the Company will execute a feasibility plan for the development of a mining operation, at which time the Company will need additional funding to execute the plan and develop the mining operation, as discussed below in "Item.
6. Management's Discussion and Analysis". In the event that, after completion of the exploration program, the Company has not discovered an economic deposit of rough diamonds on the Staked Property, the Company will consider other high potential exploration projects, as is also discussed below in "Item. 6. Management's Discussion and Analysis".

     The Company currently does not offer any products or services. In the event that the Company, as a result of the exploration program, discovers an economic deposit of rough diamonds on the Staked Property, executes a feasibility plan, and develops a mining operation on the property, the Company intends to offer gem-quality, commercial diamonds.

INDUSTRY, MARKET OVERVIEW AND COMPETITIVE BUSINESS CONDITIONS

     The diamond exploration industry is very competitive. Several diamond exploration firms have operations in the Otish Mountains and in other areas throughout Canada.

DEPENDENCE ON ONE OR A FEW CUSTOMERS

     Currently, a significant majority of the Company's resources are being used for exploration. The Company does not have any existing customers.

NEED FOR GOVERNMENT APPROVAL

     The Company acquired all necessary licenses and permits required by the government of the Province of Quebec, Canada for mineral exploration on the Staked Property. No further government approval is necessary at this time.

RESEARCH & DEVELOPMENT OVER PAST TWO YEARS

     The Company is conducting a two-year exploration program on approximately 65,000 acres of Staked Property. The Company expects to complete the exploration program either in 2005 or after it discovers an economic deposit of rough diamonds on the Property, whichever occurs first. The Company has spent roughly $130,000 to date and plans to spend another $350,000 for exploration purposes assuming it can successfully raise additional capital.

EMPLOYEES

     The Company has two (2) employees and a varying number of subcontractors. The number of subcontractors that the Company uses varies depending on the type and amount of work that is required.

     The team responsible for developing the exploration program consists of an experienced geophysicist, a managing director with extensive experience in international business, and a governing Board of Directors. The Company selected this team based on skill and experience that it deemed necessary to complete the timely and efficient implementation of the exploration strategy including its proposed objectives.

ITEM 2.  DESCRIPTION OF PROPERTY

     The Company acquired an undivided 100% right, title, and interest in and to certain mining claims covering 492 claims comprising approximately 62,000 acres of staked property in the Otish Mountain and Superior Craton regions of Quebec, Canada pursuant to an Assignment of Interest in Mineral Property Option Agreements (the "Assignment"). Pursuant to the Assignment, the Company received the following Mineral Property Option Agreements (the "Agreements"):

     (1) The "Lac Joubert" Mineral Property Option Agreement, as amended, covering 34 claims comprising approximately 4,341 acres;

     (2) The "Lac Orillat" Mineral Property Option Agreement, as amended, covering 39 claims comprising approximately 4,978 acres;

     (3) The "Lac Herve" Mineral Property Option Agreement, as amended, covering 277 claims comprising approximately 34,382 acres;

     (4) The "Lac Square Rock" Mineral Property Option Agreement, as amended, covering 74 claims comprising approximately 9,488 acres;

     (5) The "Lac Taffanel" Mineral Property Option Agreement, as amended, covering 60 claims comprising approximately 7,615 acres;

     (6) The "Lac Leran # 2" Mineral Property Option Agreement, as amended, covering one claim comprising approximately 129 acres; and

     (7) The "River Ruisseau" Mineral Property Option Agreement, as amended, covering 6 claims comprising approximately 750 acres.

The Company exercised its option with respect to all of the Agreements to acquire all of the claims.

     In addition, the Company has signed a Joint Venture agreement with Miranda Gold Corp whereby the Company invested $55,000 for a 45% interest in the Lac Leran exploration project which comprises 119 claims of approximately 15,000 acres. Hereinafter the claims acquired pursuant to the Agreements and the Joint venture in Lac Leran are collectively referred to as the "Otish Mountain Claims." The Otish Mountain Claims are accessible by plane or helicopter.

     Leases will expire in the first quarter of 2005 and a minimum of CND $ 135 per claim must be spent on exploration activities during the 24 month life of the leases. The total number of claims is 492. Joint Venture claims amount to
119. This is the first diamond exploration program to take place on these properties.

     The Otish Mountains region was several times targeted for base and precious metal exploration. The most intensive phase was from 1974 to 1984 when numerous companies such as Phelps-Dodge, Dome, Rio Tinto, Shell, Esso, Eldorado, Inco and Uranerz explored extensively for uranium. None of the numerous uranium showings and base metal occurrences that were discovered proved to host economic deposits. One exception was a gold discovery by Placer-Dome in the Carmen Lake area. Ashton Mining Canada and their partner Soquem have been active in the area since 1996 and have acquired the largest land holdings in the region. They carried out a regional scale heavy mineral sampling program followed up with airborne geophysical surveys to identify potential kimberlite targets. This work culminated in late 2001 with the discovery of the Renard 1 and 2 kimberlites. These kimberlites proved to be diamondiferous, containing both micro and macro diamonds, and fuelled extensive additional exploration in the area. Six additional kimberlites have since been discovered in the Renard cluster, all of which are diamondiferous.

     The Company is in its exploration stage. Airborne magnetic surveys have been conducted over 75,000 acres of Otish Mountain Claims. About 30 geophysical anomalies have been identified. Ground samples will be taken during the summer of 2004. The samples will be tested for microdiamond content in a laboratory. The program is exploratory in nature and the properties are without known reserves. The Company's program is dependent on adequate financing as discussed below in "Item 6. Management's Discussion and Analysis or Plan of Operation" under the headings "Liquidity and Capital Resources" and "Risk Factors."

     The Company currently has a 1-year lease for 300 square feet of office space located at One Penn Plaza, Suite 3600, 250 West 34th Street, New York, NY, 10119. The current lease commitment is US$500 per month. The Company also has a 1-year lease for 300 square feet of office space located at 1000 de la Gauchetiere West, Suite 2400, Montreal, H3B 4W5 Canada. The current lease commitment, which varies depending on use of the office space, is an average of CDN$400 per month.

ITEM 3.  LEGAL PROCEEDINGS

     None.

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

     Our Board of Directors unanimously approved each of the five proposals to be placed before our stockholders at the Special Meeting and unanimously recommended that our stockholders vote in favor of each of those proposals. We received seven completed proxies from our shareholders, with a total of 13,130,500 shares representing 61.58% of our shares outstanding voting in favor of the proposals outlined above in (1)-(5). Of these shares, we received 2 completed proxies from 2 brokers on behalf of 2 of our stockholders, with a total of 951,500 shares voted in favor or all the proposals outlined above in
(1)-(5). There were no abstentions and no broker non-votes of the proxies which were returned, as described immediately above.

     On October, 2003, a majority of shareholders of the Company, via signed written consent to action without a meeting of the shareholders, approved a name change to Otish Mountain Diamond Company, a 200:1 reverse stock split, an increase in the authorized shares to 600,000,000, consisting of 500,000,000 shares of common stock, reauthorizing $.001 par value per share, and 100,000,000 shares of preferred stock with a par value of $.001 per share. The number of pre-split shares consenting to the action was 22,500,000 out of 36,550,000 pre-split shares that were eligible to vote. The 36,550,000 pre-split shares eligible to vote included 1,000,000 shares of Series A Preferred Stock which vote 15,000,000 pre/post-shares.


                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     "Bid" and "asked" offers for the common stock are listed on the NASDAQ OTC-Bulletin Board published by the National Quotation Bureau, Inc. The trading symbol for the common stock was "FCYP" and was changed to "OMDC" in connection with the Company's name change in October 2003. Prior to August 2001, there was no trading market for the Company's common stock.

     The following table sets forth the high and low bid prices for the Company's common stock for the periods indicated as reported by the NASDAQ OTC-Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.



                                      Bid Prices
Quarter Ended                      High      Low
------------------                 -----    -----
December 31, 2003                  $0.80  $0.74
September 30, 2003                  0.02   0.02
June 30, 2003                       0.04   0.03
March 31, 2003                      0.13   0.12
December 31, 2002                   0.10   0.05
September 30, 2002                  0.55   0.55
June 30, 2002                       0.70   0.69
March 31, 2002                      0.12   0.11
December 31, 2001                   0.10   0.10



     There were 34 holders of record of the common stock as of April 7, 2004. The Company has never paid a cash dividend on its common stock and does not anticipate the payment of a cash dividend in the foreseeable future. The Company intends to reinvest in its business operations any funds that could be used to pay a cash dividend. The Company's common stock is considered a "penny stock" as defined in certain rules (the "Rules") under the Securities Exchange Act of 1934. In general, a security which is not quoted on NASDAQ or has a market price of less than $5 per share where the issuer does not have in excess of $2,000,000 in net tangible assets (none of which conditions the Company meets) is considered a penny stock. The SEC's rules regarding penny stocks impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally persons with net worth in excess of $1,000,000 or an annual income exceeding $200,000 or $300,000 jointly with their spouse). For transactions covered by the rules, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Thus the Rules affect the ability of broker-dealers to sell the Company's shares should they wish to do so because of the adverse effect that the Rules have upon liquidity of penny stocks. Unless the transaction is exempt under the Rules, under the Securities Enforcement Remedies and Penny Stock Reform Act of 1990, broker-dealers effecting customer transactions in penny stocks are required to provide their customers with (i) a risk disclosure document; (ii) disclosure of current bid and ask quotations if any; (iii) disclosure of the compensation of the broker-dealer and its sales personnel in the transaction; and (iv) monthly account statements showing the market value of each penny stock held in the customer's account. As a result of the penny stock rules the market liquidity for the Company's securities may be severely adversely affected by limiting the ability of broker-dealers to sell the Company's securities and the ability of purchasers of the securities to resell them.

RECENT SALES OF UNREGISTERED SECURITIES

     In October 2002, the Company issued 375 shares of its common stock, $.001 par value per share which were not registered under the Act to Elaine Lugo to acquire the "Money Club Financial" business concept, web site, technology and business plan. The Company claims an exemption from registration pursuant to
Section  4(2)  of  the  Act.

     In March of 2003 and in February 2004, the Company issued 50 shares and 50 shares, respectively, of its common stock, $.001 par value per share which were not registered under the Act to Locke B. Goldsmith pursuant to an Option Agreement that the Company entered into with Mr. Goldsmith to acquire a 100% interest in the Cahill Mineral Claims. The Company claims an exemption from registration pursuant to Section 4(2) of the Act.

     In December, 2003, the Company issued 15,000,000 shares of its common stock, $.001 par value per share which were not registered under the Act to the former Otish Corp. shareholders pursuant to an Exchange Agreement whereby Otish Corp. became a wholly-owned subsidiary of the Company. The Company claims the exemption from registration afforded by Rule 506 of Regulation D under the Act.

     In December, 2003, the Company issued an aggregate of 3,000,000 shares of its common stock, $.001 par value per share which were not registered under the Act to three entities and one individual in consideration for $300,000 pursuant to Subscription Agreements. The Company claims the exemption from registration afforded by Rule 506 of Regulation D under the Act.

     In December, 2003, the Company issued an aggregate of 3,000,000 shares of its common stock, $.001 par value per share which were not registered under the Act to two entities for their services provided in connection with certain acquisitions. The Company claims an exemption from registration pursuant to
Section  4(2)  of  the  Act.

     In October, 2003, the Company issued 1,000,000 shares of Series A Preferred Stock, that are entitled to fifteen (15) votes per shares (or an aggregate of 15,000,000 votes), which were not registered under the Act, to Philipp Buschmann in consideration for services rendered to the Company as its then current President and as a then current Director. The Company claims an exemption from registration pursuant to Section 4(2) of the Act.

     The Company is obligated to issue 232,120 shares of its common stock, $.001 par value per share which will not be registered under the Act to Robert Rosner in consideration and full satisfaction of $232,120 of indebtedness that the Company owed to Mr. Rosner. The Company claims an exemption from registration pursuant to Section 4(2) of the Act.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     This  report  contains  forward  looking  statements  within the meaning of
Section 27a of the Securities Act of 1933 and Section 21e of the Securities Exchange Act of 1934. These forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, including those set forth under "Risk Factors" in this Management's Discussion and Analysis of Financial
Condition and Results of Operations" and elsewhere in this report. The following discussion and analysis should be read in conjunction with "Selected
Financial Data" and the Company's financial statements and notes thereto included elsewhere in this report.

PLAN OF OPERATION

     Otish Mountain Diamond Company is engaged in diamond exploration activities in the Otish Mountain area of Northern Quebec, Canada. The Company was organized on September 14, 1999. The Company is in its exploration state as it is engaged in the search for mineral deposits. From inception to December 31, 2003, the Company has not generated any revenues.

     The Company believes that it can satisfy its cash requirements until September 30, 2004. It is imperative that the Company raise additional capital for the ongoing exploration work on the Otish Mountain Claims. The Company will require approximately $350,000 of additional financing within the next twelve months to continue it exploration program. At this time, no other additional financing has been secured or identified. The Company does not have any commitments for additional financing. The Company cannot make any assurance that financing will be available on terms favorable to the Company, or at all. The Company has no commitments from officers, directors or affiliates to provide funding. There can be no assurance that any new capital will be available to the Company or that adequate funds will be sufficient for Company operations, whether from the Company's financial markets or private sources, or that other arrangements will be available when needed or on terms satisfactory to the Company. If adequate funds are not available to the Company on acceptable terms, the Company will have to delay, curtail or scale back some or all of its operations.

     During the next twelve months there are no expected purchases or sales of plant and significant equipment. The Company does not expect any significant changes in the number of employees during the next twelve months.

     Prior to the Acquisition, the Company had been in the process of developing an internet computer software program that was suspended in November 2002. In October 2002, the Company acquired certain items constituting the "Money Club Financial" business concept and business plan (the "Money Club"), but subsequently discontinued its involvement. The Company owned an option to purchase a 100% undivided interest in the Cahill Mineral Claims in the Osoyoos Mining Division in British Columbia, Canada, which the Company chose to let expire. The Company also owned an option to purchase a 70% undivided interest in the Eddy Mineral Claims in the Fort Steele Mining District of British Columbia, Canada. Note 2, Notes to Financial Statements provides further detail regarding the Company's obligations with respect to the Cahill Mineral Claims, the Eddy Mineral Claims. The Company acquired a 50% interest in the Temagami Claim in the Sudbury Mining Division in Ontario, Canada, which it has abandoned. The Company intends to also allow its option on the Eddy Mineral Claims to expire when the exploration expenditures on the claim become due during 2004.

     In November 2003, the Company successfully acquired 100% of Otish Corp. The business activities of Otish Corp. became the business activities of the Company. Through Otish Corp., the Company is conducting a two-year diamond exploration program in the Otish Mountain area of Northern Quebec with respect to the Otish Mountain Claims. Note 2, Notes to Financial Statements provides further detail regarding the Otish Mountain Claims.

     The exploration program is past the first stage. After conducting extensive aerial surveys on 75,000 acres of mining claims, several geophysical anomalies have been identified. Ground samples will be collected during the months of June and July, when snow melts in the Northern part of the Province of Quebec. In the meantime, there has been a renewed interest for diamond exploration in the area. Ashton Mining of Canada and SOQUEM Inc. are investing in a feasibility study for a potential diamond mine on their Foxtrot property which is located 25 miles west of our Lac Leran JV project.

OPERATING RESULTS

FISCAL YEAR ENDED DECEMBER 31, 2003

     The Company was a shell at the time of the Acquisition having only $192 in assets; the acquisition was treated as a reverse merger whereby the acquired company is treated as the acquiring company for accounting purposes. Since Otish Corp., the acquired company was incorporated in August 2003; no comparative financial statements are presented.

     The Company uses the Canadian Dollar as its function currency. For financial statement presentation purposes the statements have been translated into U.S. Dollars. All of the monetary values reflected herein are in U.S. Dollars unless otherwise stated.

     The Company is in its exploration state as it is engaged in the search for mineral deposits. The Company has not generated any revenues since inception, August 4, 2003. The Company incurred a net loss of $94,138 for the fiscal year ended December 31, 2003. The net loss was due to $14,287 of exploration costs and $80,291 of administrative expenses which were offset by $440 of foreign exchange gain. During the period from inception to December 31, 2003, the Company accumulated operating losses of $95,305.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 2003, the Company had cash of $7,578. The Company had negative cash flows from operations of $43,645 during the period ended December 31, 2003. This was primarily due to a net loss of $94,138 which was offset by positive adjustments of $1,936 for depreciation and $1,446 for amortization, $8,100 for services paid for stock, a $17,764 increase in accounts payable and a $21,247 increase in accrued expenses.

     The Company used $122,969 of cash for investing activities, consisting of $77,745 to purchase mineral rights, $26,019 to develop a corporate website, and $19,205 to purchase fixed assets, during the period ended December 31, 2003.

     Cash flows from financing activities is the Company's primary source of cash. The Company received $174,000 of cash from the sale of common stock during the period ended December 31, 2003. In November 2003, Robert Rosner, the Company's former President, entered into an agreement with the Company, whereby Mr. Rosner agreed to convert debt of approximately $232,120 into 236,120 shares of Company common stock. As of December 31, 2004, the Company had not issued Mr. Rosner the shares of common stock.

     During the next two (2) years, the Company needs to obtain approximately $350,000 to conduct its mining exploration activities on the Otish Mountain Claims. If, as a result of the exploration, the Company discovers an economic deposit of rough diamonds, the Company will execute a feasibility plan for the development of a mining operation, at which time the Company will need $5,000,000 of additional funding to execute the plan and develop the mining operation. In the event that, after completion of the exploration program, the Company has not discovered an economic deposit of rough diamonds, the Company will consider other high potential exploration projects. At such time, the Company will need $200,000 of additional financing for such exploration projects.

     The Company raised $300,000 from three entities and an individual in October 2003 for exploration on the Otish Mountain Diamond Claims. The Company is in discussions with several parties to raise additional capital. The Company does not have any commitments for additional financing for a feasibility study or, if necessary, for high potential exploration projects. We cannot make any assurance that financing will be available on terms favorable to us, or at all. The Company has no commitments from officers, directors or affiliates to provide funding. There can be no assurance that any new capital will be available to the Company or that adequate funds will be sufficient for Company operations, whether from the Company's financial markets, or other arrangements will be available when needed or on terms satisfactory to the Company. If adequate funds are not available to us on acceptable terms, we will have to implement our feasibility plan on a smaller scale or, in the event that we do not discover an economic deposit of rough diamonds on the Otish Mountain Claims, forgo engaging in high potential exploration projects. Even if we are able to implement our feasibility plan, the failure to obtain adequate financing may require the Company to delay, curtail or scale back some or all of its operations. In the event that we do not discover an economic deposit of rough diamonds on the Otish Mountain Claims and do not obtain adequate financing to engage in high potential exploration projects, we will cease operations.

     The Company currently has a 1-year lease for 300 square feet of office space located at One Penn Plaza, Suite 3600, 250 West 34th Street, New York, NY, 10119. The current lease commitment is US$500 per month. The Company also has a 1-year lease for 300 square feet of office space located at 1000 de la Gauchetiere West, Suite 2400, Montreal, H3B 4W5 Canada. The current lease commitment, which varies depending on use of the office space, is an average of CDN$400 per month.

RISK FACTORS

     Inherent Risk. The mineral exploration program is inherently risky. The Company designed the exploration program to continue for two years in search of an economic deposit of rough diamonds on the Staked Property. The Company expects that it will cost approximately $460,000 in capital resources to complete the program. In October 2003, the Company raised $300,000 from three entities and an individual, collectively, for 3,000,000 shares of its common stock, of which approximately $130,000 has been spent. The Company will need to raise approximately $200,000 to complete its program. There is no assurance that financing will be available on favorable terms, if at all, and the issuance of any new securities is likely to have a dilutive effect on current shareholders. If, at the completion of the exploration program, we have not discovered an economic deposit of rough diamonds on the Staked Property, it would have a materially adverse effect upon our ability to conduct future exploration on the Staked Property or any other property and our ability to continue as a going concern.

      Risk That We Do Not Meet Our Obligations Under Various Agreements. We have purchased the mineral rights for acreage in the Otish Mountain region of Quebec, Canada, which requires us to make minimum payments pursuant to various agreements. In the event the Company does not satisfy its obligations pursuant to such agreements, the sellers are entitled to reacquire the claims.

     Dependence on External Financing. In the event that the Company discovers an economic deposit of rough diamonds on the Staked Property, the Company will need approximately $2 million of additional financing, if not more, to execute a feasibility plan for the development of a mining operation on the Property. If we are unable to raise this capital, it would have a materially adverse effect upon our ability to continue as a going concern.

     Reliance on Key Management. Our success is highly dependent on the competency and dedication of our key management team that consists of the following three people: 1) Massimiliano Pozzoni, President and Chief Executive Office; 2) Ben Carter, member of the board; and 3) Jim Chapman, member of the board. Effective September 1, 2003, the Company entered into an Employment Agreement with Mr. Pozzoni for his services as Chief Executive Officer and President. If either Mr. Pozzoni, Mr. Carter or Mr. Chapman were to leave us, it could have a materially adverse effect upon our business and operations.

     Dependence on Favorable Weather Conditions. The timely completion of our exploration program within the estimated budget is dependent upon our forecast of unfavorable weather conditions in the Otish Mountain area of Quebec, Canada. Rain storms, snow storms, cloudy skies and adverse magnetic storms could hinder part of the preliminary exploration program. We forecast that the weather could be unfavorable during 30% of the calendar year. If the aggregate duration of unfavorable weather conditions within the two-year period of time intended for the exploration program is not within our forecast, it would have a materially adverse effect upon our ability to complete the exploration program on a timely basis within the estimated budget.

     Our Auditors Have Expressed Substantial Doubt About Our Ability to Continue As a Going Concern. Pollard-Kelley Auditing Services, Inc., in their independent auditors' report, have expressed "substantial doubt" as to our ability to continue as a going concern based on operating losses we have incurred since inception. Our financial statements do not include any adjustments that might result from the outcome of that uncertainty. The going concern qualification is also described in Note 5 of the notes to our financial statements.

CRITICAL ACCOUNTING POLICIES

     Our discussion and analysis of our financial condition and results of operations is based upon our audited financial statements, which have been prepared in accordance with accounting principals generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of any contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to uncollectible receivable, investment values, income taxes, the recapitalization and contingencies. We base our estimates on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements;

     Going Concern. The Company is in its exploration stage as it is in search of mineral deposits and has not found any proven or probable reserves. The Company has not generated significant revenues or profits to date. These factors among others indicate that the Company may be unable to continue as a going concern, particularly in the event that it cannot obtain additional financing to continue its exploration for proven or probable reserves, as discussed in "Item
6. Management's Discussion and Analysis or Plan of Operation" under the headings "Liquidity and Capital Resources" and "Risk Factors." The Company's continuation as a going concern depends upon its ability to generate sufficient cash flow to conduct its operations and its ability to obtain additional sources of capital and financing. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     Mineral Rights. The Company uses the "full costs method" of accounting for its mineral reserves. Under this method of accounting, properties are divided into cost centers. The Company presently has two cost centers. All acquisition, exploration, and development costs for properties within each cost center are capitalized when incurred. The Company intends to deplete these costs equally over the estimated units to be recovered from the properties. The Company has capitalized $148,995 of mineral rights. The Company has not taken a valuation allowance regarding the possibility that it may not be able to recover any of these costs considering the facts that it has not found any proven or probable reserves and is in need of additional financing. If the Company does not find such reserves and/or does not receive additional financing, it would have a material adverse effect on the Company's ability to recover the costs of the mineral rights.

     Foreign Currency Translation. The Company's primary functional currency is the Canadian Dollar. For financial statement presentation the statements are translated in U.S. dollars. Monetary assets and liabilities are translated at year-end exchange rates while non-monetary items are translated at historical rates. Income and expense accounts are translated at the average rates in effect during the period, except for depreciation, which is translated at historical rates. Therefore, translation adjustments and transaction gains or losses are recognized in the income in the period of occurrence. The Company recognized a foreign exchange gain during the period ended December 31, 2003, however, due to fluctuations in the price of the Canadian Dollar relative to the U.S. Dollar, the Company could recognize a foreign exchange loss in the future.

ITEM 7.  FINANCIAL STATEMENTS

     The financial statements for the years ended December 31, 2003 and 2002, prepared and audited by Pollard-Kelley Auditing Services, an independent Certified Public Accountant, are included herein.


Pollard-Kelley Auditing Services, Inc.
Auditing Services
3250 West Market St, Suite 307, Fairlawn, OH 44333 330-864-2265




Otish  Mountain  Diamond  Corp
(An  Exploration  Stage  Company)


We have audited the Balance Sheet of Otish Mountain Diamond Corp. (a exploration stage company), as of December 31, 2003 and the related Statement of Operations, Statement of Stockholders' Equity, and Statement of Cash Flows for the period then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on those financial statements based on my audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. Audits include examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Audits also include assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The Company has not generated significant revenues or profits to date. This factor among others may indicate the Company will be unable to continue as a going concern. The Company's continuation as a going concern depends upon its ability to generate sufficient cash flow to conduct its operations and its ability to obtain additional sources of capital and financing. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In our opinion, based on our audits, the financial statements referenced above present fairly, in all material respects, the financial position of Otish Mountain Diamond Corp. (an exploration stage company) as of December 31, 2003, and the results of their operations and their cash flows for the period then ended, in conformity with generally accepted accounting principles accepted in the United States of America.

Pollard-Kelley  Auditing  Services,  Inc.



Terance  L  Kelley
Certified  Public  Accountant
Fairlawn,  Ohio
April  9,  2004


OTISH MOUNTAIN DIAMOND COMPANY AND SUBSIDIARY
(An Exploration Stage Company)
BALANCE SHEETS
December 31, 2003

              ASSETS
Current Assets
         Cash in banks                                    $  7,578
                                                          ---------
            Total Current Assets                             7,578

Fixed Assets
            Vehicles                                        16,730
            Office equipment                                 2,475
                                                          ---------
                                                            19,205
            Less accumulated depreciation                   (1,936)
                                                          ---------
                                                            17,269
Other Assets
            Website costs less accumulated
            amortization of $1,446                          24,573
            Mineral rights                                 148,995
                                                          ---------
                                                           173,568
                                                          ---------
            Total Assets                                  $198,415
                                                          =========

               LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
            Accounts payable                              $ 18,015
            Accrued expenses                                21,247
                                                          ---------
            Total Current Liabilities                       39,262

Stockholders' Equity
         Series A Preferred stock, 1,000,000 shares
            authorized, 1,000,000 shares outstanding,
            par value $.001 per share                        1,000
         Common stock, 600,000,000 shares
            authorized, 15,107,761 shares outstanding,
            par value $.001 per share                       15,108
         Additional contributed capital                    238,350
         Deficit accumulated during exploration stage      (95,305)
                                                          ---------
                                                           159,153
                                                          ---------
            Total Liabilities and Stockholders' Equity    $198,415
                                                          =========


See accompanying notes to financial statements.


OTISH MOUNTAIN DIAMOND COMPANY AND SUBSIDIARY
(An Exploration Stage Company)
STATEMENT OF OPERATIONS
For the period beginning August 4, 2003 (Inception) through December 31, 2003

                                Current       Since
                                Period      Inception
                             ------------  -----------
Revenues
      Sales                  $         -   $        -

Cost of sales
       Exploration costs           14,287       12,943
                             ------------  -----------
       Gross Profit               (14,287)     (12,943)

Expenses
       Administrative              80,291       65,031
                             ------------  -----------
                                  (94,578)     (77,974)

Other income and expenses
       Foreign exchange gain          440        1,494
                             ------------  -----------

Net Loss                      $   (94,138)  $  (76,480)
                             ============  ===========

Net loss per share            $     (0.01)

Average shares outstanding      11,612,120



See accompanying notes to financial statements.


OTISH MOUNTAIN DIAMOND COMPANY AND SUBSIDIARY
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS EQUITY
For the period beginning August 4, 2003 (Inception) through December 31, 2003

                                         Series A                            Additional
                                       Preferred Stock-     Common Stock -   Contributed  Retained
                                       Shares    Amount     Shares    Amount   Capital    Deficit     Total
                                      ---------  -------  ----------  -------  --------  ---------  ---------
Otish Diamond Corporation
Balance August 4, 2003                        -  $     -           -  $     -  $      -  $      -   $      -

  Shares issued for services                  -        -   8,100,000    8,100         -         -      8,100
  Shares issued for cash                      -        -   3,900,000    3,900   170,100         -    174,000
  Shares issued for mineral rights            -        -   3,000,000    3,000    68,250         -     71,250

  Merger with Otish Mountain Company  1,000,000    1,000     107,758      108         -    (1,167)       (59)

  Net loss for the period                     -        -           -        -         -   (94,138)   (94,138)
                                      ---------  -------  ----------  -------  --------  ---------  ---------

Balance December 31, 2003             1,000,000  $ 1,000  15,107,758  $15,108  $238,350  $(95,305)  $159,153
                                      =========  =======  ==========  =======  ========  =========  =========



See accompanying notes to financial statements.


OTISH MOUNTAIN DIAMOND COMPANY AND SUBSIDIARY
(An Exploration Stage Company)
STATEMENT OF CASH FLOWS
For the period beginning August 4, 2003 (Inception) through December 31, 2003

                                                     Current      Since
                                                     Period     Inception
                                                   ----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                          $ (94,138)  $  (94,138)
  Adjustments to reconcile net earnings to net
    cash provided (used) by operating activities:
      Depreciation                                     1,936        1,936
      Amortization                                     1,446        1,446
      Services paid by stock                           8,100        8,100
    Changes in Current assets and liabilities:
      Increase in Accounts payable                    17,764       17,764
      Increase in Accrued expenses                    21,247       21,247
                                                   ----------  -----------

      NET CASH (USED) BY
            OPERATING ACTIVITIES                     (43,645)     (43,645)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of Mineral rights                         (77,745)     (77,745)
  Purchase of Website costs                          (26,019)     (26,019)
  Purchase of Fixed assets                           (19,205)     (19,205)
                                                   ----------  -----------

      NET CASH (USED) BY
            INVESTING ACTIVITIES                    (122,969)    (122,969)

CASH FLOWS FROM FINANCING ACTIVITIES
  Sale of Common stock                               174,000      174,000
                                                   ----------  -----------

      NET CASH PROVIDED BY
            FINANCING ACTIVITIES                     174,000      174,000
                                                   ----------  -----------

NET INCREASE IN CASH                                   7,386        7,386
CASH FROM OTISH DIAMOND COMPANY MERGER                   192          192
CASH AT BEGINNING OF PERIOD                                -            -
                                                   ----------  -----------
CASH AT END OF PERIOD                              $   7,578   $    7,578
                                                   ==========  ===========
See accompanying notes to financial statements.

                 OTISH MOUNTAIN DIAMOND COMPANY AND SUBSIDIARY.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2003

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

HISTORY
-------

Otish Mountain Diamond Company (formerly First Cypress, Inc.), a Nevada corporation, was organized on September 14, 1999. From inception to September 30, 2003, the Company has not generated any revenues and is considered a development stage enterprise, as defined in Financial Accounting Standards Board No. 7. The Company was in the process of developing an internet computer software program known as EngineMax. Essentially, software development was suspended in November 2002 due to cash flow constraints. In October 2002, the Company acquired certain items constituting the "Money Club Financial" business concept and business plan. Due to the Company's inability to raise the necessary equity capital to further the Money Club Financial business concept, no monies were spent furthering the business concept from the date of acquisition to September 30, 2003. The Company discontinued its involvement in these operations in the third quarter of 2003.

On November 30, 2003, the Company successfully acquired 100% of Otish Mountain Diamond Corp. ("Otish Corp."). The business activities of Otish Corp. became the business activities of the Company. In connection with the merger the capitalization of the Company was amended to reflect a 220:1 reverse stock split and to increase the authorized capital to 600,000,000 shares, consisting of 500,000,000 common shares with a par value of $0.001, and 100,000,000 preferred shares with a par value of $0.001. Also, 1,000,000 shares of a Serial A Preferred were issued for services rendered. Finally, the then president of the Company entered into two agreements with the Company; one, assumed all the known liabilities of the company, and the second, agreed to convert debt owed the president of $236,000 into 236,000 shares of Company common stock.

The  Company's  income  statement  at  the  date  of  merger  was  as  follows:

     Revenues                           $     -0-

     Expenses:
     Exploration  costs                    36,293
     Administrative                       136,284

          Net  Loss                      $172,577

                 OTISH MOUNTAIN DIAMOND COMPANY AND SUBSIDIARY.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2003

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  -  CONTINUED
------------------------------------------------------------------------

Otish Mountain Diamond Corp. was incorporated in the state of Nevada on August 4, 2003. The Company is in the mining and exploration business and has mineral rights in the Otish Mountain and Superior Craton regions of Canada. The Company's business plan includes the expansion of its mineral rights and the mining of diamonds.

In August and November 2003, the Company issued 3,000,000 shares of its common stock and paid $77,745 for mineral rights in the Otish Mountain and Superior Craton regions of Quebec, Canada.

FINANCIAL  STATEMENT  PRESENTATION
----------------------------------

The Company was a shell at the time of the acquisition having only $192 in assets; the acquisition was treated as a reverse merger whereby the acquired company is treated as the acquiring company for accounting purposes. Since Otish Corp., the acquired company was incorporated in August 2003; no comparative financial statements are presented.

AN EXPLORATION STAGE COMPANY
----------------------------

The Company is an Exploration Stage Company since it is engaged in the search for mineral deposits, which are not in the development or productions stage. As an exploration stage company the Company will present, Since Inception, results on its statements of operations, stockholders' equity and cash flows.

CASH  AND  CASH  EQUIVALENTS
----------------------------

For purposes of the statement of cash flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents. There was no cash paid during the periods for interest or taxes.

PROPERTY AND EQUIPMENT
----------------------

Property and equipment are carried at cost. Maintenance, repairs and renewals are expensed as incurred. Depreciation of property and equipment is provided for over their estimated useful lives, which range from three to five years, using the straight-lined method.

                 OTISH MOUNTAIN DIAMOND COMPANY AND SUBSIDIARY.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2003

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  -  CONTINUED
------------------------------------------------------------------------

WEBSITE  DEVELOPMENT  COSTS
---------------------------

The Company has expended $26,019 in website development costs through December 31, 2003 for internal use software. These cost are being amortized over a three year estimated life.

MINERAL  RIGHTS
---------------

The Company uses the "full costs method" of accounting for its mineral reserves. Under this method of accounting, properties are divided into cost centers. The Company presently has two cost centers. All acquisition, exploration, and development costs for properties within each cost center are capitalized when incurred. The Company intends to deplete these costs equally over the estimated units to be recovered from the properties.

USE OF ESTIMATES
----------------

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

FOREIGN  CURRENCY  TRANSLATION
------------------------------

     The Company's primary functional currency is the Canadian dollar. For financial statement presentation the statements are translated in U.S. dollars. Monetary assets and liabilities are translated at year-end exchange rates while non-monetary items are translated at historical rates. Income and expense accounts are translated at the average rates in effect during the period, except for depreciation, which is translated at historical rates. Therefore, translation adjustments and transaction gains or losses are recognized in the income in the period of occurrence.

                 OTISH MOUNTAIN DIAMOND COMPANY AND SUBSIDIARY.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2003

NOTE  2  -  MINERAL  RIGHTS
---------------------------

Otish  Mountain  Diamond  Company

On February 18, 2003, the Company entered into an option agreement, as amended on July 25, 2003, whereby it acquired an exclusive option to purchase a 100% undivided interest in two mineral claims (the "Cahill Claims") in the Osoyoos Mining Division in British Columbia, Canada. The issuance of common shares and exploration expenditures under this agreement are as staged as follows:

                                      Shares               Expenditures
On  original  agreement  (issued)     10,000                   $    -0-
     Pre  reverse  split  shares
Before  November  30,  2003
     (in  default)                    10,000                      5,000
Before  July  31,  2004               50,000                     10,000
Before  July  31,  2005               50,000                    100,000

                                     120,000                   $115,000

As of December 31, 2003, the Company was in default with respect to an issuance of stock and a payment of $5,000 to maintain its option. The Company is contemplating whether to renegotiate the option or let it expire.

April 16, 2003, the Company entered into an option agreement whereby it acquired an exclusive option to purchase a 70% undivided interest in the Eddy mineral claims (the "Eddy Claim") in the Fort Steele Mining District of British Columbia, Canada. The issuance of common shares and exploration expenditures under this agreement are as staged as follows:

                                      Shares               Expenditures
On  original  agreement  (issued)    200,000                    $   -0-
      Pre  reverse  split  shares
Before  April  16,  2004             150,000                     75,000
Before  April  16,  2005             150,000                    150,000
Before  April  16,  2006             150,000                    250,000
Before  April  16,  2007                   0                    300,000

                                     650,000                   $775,000

                 OTISH MOUNTAIN DIAMOND COMPANY AND SUBSIDIARY.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2003

NOTE  2  -  MINERAL  RIGHTS  -  CONTINUED
-----------------------------------------

Otish  Mountain  Diamond  Corporation

On August 19, 2003 the Company purchased the mineral rights for 60,933 acres in the Otish Mountain and Superior Craton regions of Quebec, Canada. The claims were purchased for $42,506 and 1,250,000 shares of common stock. The Company is required to spend a minimum of $135 CDN per mining claim on exploration before the expiration date of each claim. The Company is required to spend $105 CDN per claim maintenance/renewal fee to the appropriate governmental authority before the expiration date of the mining claim. If the Company fails to meet its obligations under this agreement the seller has the option to make the expenditures and to reassume title to the mining claims.

On November 4, 2003 the Company purchased the mineral rights for 775 acres in the Otish Mountain region of Quebec, Canada. The Claims were purchased for $1,855 and 250,000 shares of common stock. The Company is required to pay a 2% royalty of the net smelter returns and a 2% royalty on the gross overriding royalty as defined in the agreement. The Company shall also pay to the seller $5,000 CDN minimum annual advance royalty beginning on November 1, 2004 and each year thereafter. The Company is also required to keep the property in good standing for 1 year or the seller shall be entitled to reacquire the claims.

On November 4, 2003 the Company entered into a joint venture agreement for the mineral rights for 15,361 acres in the Otish Mountain region of Quebec, Canada. The investment was $33,383 and 1,500,000 shares of common stock. The Company has paid the required claim tax/renewal fees of $12,495 CDN by the due date of November 27, 2003. The Company is required to make a minimum advanced royalty payment of $15,000 CDN by January 20, 2004. Royalties are subject to underlying royalties of 2% of the net smelter returns and 2% of the gross overriding royalty as defined in the agreement. The Company total outlay for the joint venture shall not exceed $375,000 CDN. The Company owns 45% of the joint venture.

At  present  the  Company  has  no  proven  properties.

                 OTISH MOUNTAIN DIAMOND COMPANY AND SUBSIDIARY.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2003

NOTE  3  -  SERIES  A  PREFERRED  STOCK
---------------------------------------

Each share of preferred outstanding at December 31, 2004 has 15 votes compared to each share of common, which has only one vote per share.

NOTE  3  -  RELATED  PARTIES
----------------------------

The Company owes the President and shareholder of the Company $17,390 for compensation and expense reimbursement at December 31, 2003.

The Company has entered into an executive employment agreement with this individual. The agreement is for the term of 1 year and calls for compensation of $5,000 CDN per month, four weeks of vacation, a $3,000 CDN a month housing allowance, and an automobile.

NOTE  4  -  COMMITMENTS
-----------------------

The Company has entered into a six-month apartment lease that ends on April 9, 2004. The lease calls for monthly payments of $2,700 CDN. The apartment is used as a residence by the President of the Company. Future lease payments through April 2004 are $10,800 CDN.

NOTE  5  -  GOING  CONCERN
--------------------------

The Company has not generated significant revenues or profits to date. This factor among others may indicate the Company will be unable to continue as a going concern. The Company's continuation as a going concern depends upon its ability to generate sufficient cash flow to conduct its operations and its ability to obtain additional sources of capital and financing. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     The Company changed independent auditors twice during the fiscal year covered by this report of Form 10-KSB.

     Effective December 15, 2003, the client-auditor relationship between the Company and Morgan & Company, Chartered Accountants ("Morgan") ceased as the former accountant was dismissed which was approved by the Board of Directors. On that date, the Company engaged Pollard-Kelley Auditing Services, Inc. ("Kelley") as its principal independent public accountant. Morgan & Company had served as the Company's auditor since November 10, 2003, after succeeding BDO Dunwoody LLP ("Dunwoody"), who served as the Company's auditor from inception on September 14, 1999 to November 10, 2003. Morgan reviewed the financial statements of the Company for the interim period ended September 30 2003, but did not audit any fiscal or interim period or issue a report with respect thereto.

     Kelley is succeeding Morgan as the Company's independent auditor. Kelley is succeeding Dunwoody with respect to an audit of the Company's financial statements. Dunwoody audited the balance sheet of the Company as of December 31, 2001 and December 31, 2002 and the related statement of operations, statement of stockholders' equity, and the statement of cash flows from September 14, 1999 (Inception) to December 31, 2002. Dunwoody's report on the financial statements of the Company for the fiscal years ended December 31, 2001 and December 31, 2002 and any later interim period up to and including the date the relationship with Dunwoody ceased did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles except for concerns about the Company's ability to continue as a going concern.

     In connection with the audit of the Company's two most recent fiscal years ending December 31, 2002 and any later interim period, including the interim periods up to and including the date the relationships with Dunwoody and with Morgan ceased, there were no disagreements with Dunwoody or with Morgan, respectively, on any matters of accounting principles or practices, financial statement disclosure of auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of Dunwoody or Morgan would have caused Dunwoody or Morgan to make reference to the subject matter of the disagreement(s) in connection with Dunwoody's report on the Company's financial statements. Since the Company's incorporation on September 14, 1999 through the date of termination of Dunwoody and of Morgan, there were no reportable events as defined in Item 301(a)(1)(v) of Regulation S-K.

     The Company authorized Dunwoody to respond fully to any inquiries of any new auditors hired by the Company relating to their engagement as the Company's independent accountant. The Company requested that Dunwoody review the disclosure and Dunwoody was given an opportunity to furnish the Company with a letter addressed to the Securities and Exchange Commission (the "Commission") containing any new information, clarification of the Company's expression of its views, or the respect in which it did not agree with the statements made by the Company in the report of Form 8-K filed with the Commission on November 13, 2003. Such letter was filed as an exhibit to such report.

     The Company authorized Morgan to respond fully to any inquiries of any new auditors hired by the Company relating to their engagement as the Company's independent accountant. The Company requested that Morgan review the disclosure and Morgan was given an opportunity to furnish the Company with a letter addressed to the Commission containing any new information, clarification of the Company's expression of its views, or the respect in which it did not agree with the statements made by the Company in the report of Form 8-K filed with the Commission on December 18, 2003. Such letter was filed as an exhibit to such report.

     The Company had not previously consulted with Kelley regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or (ii) the type of audit opinion that might be rendered on the Company's financial statements; or (iii) any matter that was either the subject matter of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) between the Company and Dunwoody or between the Company and Morgan, the Company's previous independent accountants, as there were no such disagreements or any other reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K) from the Company's incorporation on August 28, 2000 through December 31, 2002 and any later interim period, including the interim period up to and including the dates the relationships with Dunwoody and with Morgan ceased. Neither has the Company received any written or oral advice concluding there was an important factor to be considered by the Company in reaching a decision as to an accounting, auditing, or financial reporting issue. Kelley and Morgan reviewed the disclosure required by Item 304(a) before it was filed with the Commission in each of their cases and they were each provided an opportunity to furnish the Company with a letter addressed to the Commission containing any new information, clarification of the Company's expression of its views, or the respects in which they did not agree with the statements made by the Company in response to Item 304(a). Kelley and Morgan did not furnish a letter to the Commission.

ITEM 8A.  CONTROLS AND PROCEDURES

     (a) Evaluation of disclosure controls and procedures. The Company's chief executive officer and principal financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this annual report (the "Evaluation Date"), has concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and designed to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to him by others within those entities.

     (b) Changes in internal control over financial reporting. There were no significant changes in the Company's internal control over financial reporting during the fourth fiscal quarter that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     Each of our directors is elected by the stockholders to a term of one year and serves until his or her successor is elected and qualified. Each of the officers is elected by the Board of Directors to a term of one year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office. The Board of Directors has no nominating, auditing or compensation committees.

The Directors and Officers of the Company are as follows:



                                                                          Served as a
 Name                              Age      Position                     Director Since:
----                               ---      --------                     ---------------
Massimiliano Pozzoni               28  Chief Executive Officer,          November 2003
                                       President and Director

Benjamin A. Carter                 31  Director                          November 2003

Jim Chapman                        45  Director                          November 2003

     Massimiliano Pozzoni has served as the Company's Chief Executive Officer and a Director since November 2003. Mr. Pozzoni has served as VP of Business Development for Falcon Natural Gas Corp. since March 2004. Mr. Pozzoni attended London Business School from 2001 to 2003 where he received his MBA. During the summer of 2002, Mr. Pozzoni worked as a Summer Associate at Lehman Brothers in their private Client Services group in London and New York. From January 1999 to June 2001, Mr. Pozzoni held various positions with Schlumberger Oilfied Services Ltd. such as Applications Engineer, Alliance Coordinator and Sales Engineer. He worked for Schlumberger in Ecuador, Columbia and in the U.S. From 1994 to 1998 Mr. Pozzoni attended the University of Kansas in Lawrence where he received a BS in Business Administration with an emphasis in International Business Enterprise.

     Benjamin A. Carter has served as a Director of the Company since November 2003. Mr. Carter is an Associate at Alterra Partners which is owned by Bechtel Enterprises and Singapore Changi Airport. From February 2003 to June 2003 he was a Business Analyst for X-Leisure Ltd. From July 2002 to September 2002, he was a Project Coordinator for Virgin Atlantic, Singapore Airlines, Lufthansa, Airbus. From June 1999 to July 2001, he worked for Rio Tinto plc as a project Engineer and then as a Senior Project Engineer where he focused on new business strategy in South America. From February 1998 to May 1999, he was Site Engineer for Hamersley Iron Pty Ltd in Australia. Mr. Carter attended London Business School from 2001 to 2003 where he received an MBA with Distinction. Mr. Carter also holds a Bachelor of Engineering from the University of Western Australia.

     Jim Chapman has served as a Director of the Company since November 2003. From 2002 to 2003, Mr. Chapman served as VP Exploration for Alexis Resources
Ltd. From 1997 to 2002, Mr. Chapman served as Exploration Manager for Champion Resources Inc. Mr. Chapman attended the University of British Columbia where he received a B.Sc. in Geology.

     The Company paid $1,000 each to Benjamin Carter and Jim Chapman as compensation for their services as directors. The Company has not entered into any consulting or employment contracts or other compensatory plan or arrangement with its directors. There are no arrangements or understandings pursuant to which any person has been elected as a director or executive officer of the Company. Directors are elected annually by the stockholders and hold office until the next annual meeting of stockholders or until their respective successors are elected and qualified. Executive officers of the Company are elected by the Board of Directors and hold office until their respective successors are elected and qualified.

EMPLOYMENT AND CONSULTING AGREEMENTS

     Effective September 2003, the Company entered into an employment agreement with Massimiliano Pozzoni to serve as the Company's President, Chief Executive Officer and as a Director for one year. Mr. Pozzoni receives $5,000 per month under the employment agreement. The Company has also agreed to provide Mr. Pozzoni with a housing allowance of $3,000 per month. The Company has also agreed to pay or reimburse Mr. Pozzoni for an automobile used primarily in business travel by Mr. Pozzoni on behalf of the Company. If Mr. Pozzoni terminates the agreement for "Good Cause" (as defined in the agreement) or the Company terminates the agreement for no reason, the Company will be obligated to pay Mr. Pozzoni a one lump sum of $15,000 in cash plus all compensation earned through the date of termination.

     In September 2003, the Company entered into a consulting agreement with Martin St. Pierre to provide the Company with advisory consulting services using his background as a geophysicist. The Company has agreed to pay Mr. Pierre CDN$500 per day and each day shall consist of a minimum of 8 hours. Under the agreement, Mr. Pierre is to provide services for a minimum of 2 days per month. The agreement is terminable at will by either party provided that the Company terminate the agreement before the end of a month otherwise the Company is obligated to pay Mr. Pierre for 2 days of services.

SECTION 16 (A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the securities Exchange Act of 1934, as amended, requires the Company's directors, executive officers and persons who own more than 10% of a class of the Company's equity securities which are registered under the Exchange Act to file with the Securities and Exchange Commission initial reports of ownership and reports of changes of ownership of such registered securities. Such executive officers, directors and greater than 10% beneficial owners are required by Commission regulation to furnish the Company with copies of all
Section  16(a)  forms  filed  by  such  reporting  persons.

     To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and on representations that no other reports were required, no person required to file such a report failed to file during fiscal 2003. Based on stockholder filings with the SEC, Massimiliano Pozzoni, Benjamin Carter and Jim Chapman are subject to Section 16(a) filing requirements.

CODE OF ETHICS

     The Board of Directors adopted a Code of Ethics in April 2004, meeting the requirements of Section 406 of the Sarbanes-Oxley Act of 2002. The Company will provide to any person without charge, upon request, a copy of such Code of Ethics. Persons wishing to make such a request should contact Massimiliano Pozzoni, Chief Executive Officer, One Penn Plaza, Suite 3600, 250 West 34th Street, New York, New York 10119.

Item 10. Executive Compensation

     Compensation paid to Officers and Directors is set forth in the Summary Compensation Table below. The Company may reimburse its Officers and Directors for any and all out-of-pocket expenses incurred relating to the business of the Company.



                           SUMMARY COMPENSATION TABLE

                                                        LONG-TERM COMPENSATION
                                                   ----------------------------------
                            ANNUAL COMPENSATION          AWARDS       PAYOUTS
                          -----------------------  ------------------ -------
                                                               SECURITIES
                                                                 UNDERLY-
                                               OTHER     RE-      ING
                                               ANNUAL STRICTED  OPTIONS/           OTHER
NAME AND PRINCIPAL                             COMPEN- STOCK      SARs     LTIP    COMPEN-
     POSITION         YEAR  SALARY   BONUS     SATION  AWARD(S) (NUMBER)  PAYOUTS  SATION
------------------    ----  -------  -----   ------  -------- --------  -------    ------
Massimiliano Pozzoni  2003  $20,000(1) --      --       --       --       --        --
CEO, President        2002  $0         --      --       --       --       --        --
and Director

Philipp Buschmann     2003  $0         --      --  $50,000(2)    --       --        --
CEO, President        2002  $0         --      --       --       --       --        --
Secretary, Treasurer  2001  $0         --      --       --       --       --        --
and Director

Robert Rosner         2003  $          --      --       --       --       --        --
Former CEO            2002  $0 (3)     --      --       --       --       --        --
President and         2001  $0 (3)     --      --       --       --       --        --
Director
------------------



(1)     The Company owed Mr. Pozzoni $17,390 for compensation and expense reimbursement at December 31, 2003.

(2)     The Company issued 1,000,000 shares of Series A Preferred Stock to Mr. Buschmann for his services as Chief Executive
Officer and as a Director.  The Company has the right to redeem any or all of the outstanding shares of Series A Preferred Stock at a per share redemption price the equal to $.05 per share or an aggregate of Fifty Thousand Dollars ($50,000.00).

(3)     Mr. Rosner was due to receive $12,000 as compensation in 2002 and 2001.  Mr. Rosner did not receive any of the compensation due to financial constraints of the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth information as of April 7, 2004, with respect to the beneficial ownership of the common stock by (i) each director and officer of the Company, (ii) all directors and officers as a group and (iii) each person known by the Company to own beneficially 5% or more of the common stock:



       Name and Address of                    Shares Owned           % of Class
        Beneficial Owner                      Beneficially(1)           Owned
      -------------------                   ---------------           ---------
      Massimiliano Pozzoni                     5,500,000                 15.5%

      Benjamin A. Carter                         200,000                    *

      Jim Chapman                                200,000                    *

      Miranda Gold Corp.                       2,750,000                  7.8%

      All Officers and Directors               5,900,000                 16.7%
      as a Group (3 people)


*     Less than 1%

(1)     Beneficial ownership has been determined in accordance with Rule 13d-3 of the
Securities Exchange Act of 1934, as amended.  Generally, a person is deemed to be the beneficial owner of a security if he has the right to acquire voting or investment power within 60 days of the date of this report on Form 10-KSB.

     This table is based upon information derived from our stock records. Unless otherwise indicated, we believe that each of the stockholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Except as otherwise noted herein, we are not aware of any arrangements which may result in a change in our control.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In December 2003, the Company issued 5,000,000 shares of its common stock to Massimiliano Pozzoni, the Company's Chief Executive Officer and a Director, pursuant to the Exchange. The Company also issued 200,000 shares of its common stock each to Benjamin Carter and Jim Chapman pursuant to the Exchange.

     In November 2003, Robert Rosner, the Company's former President and Chief Executive Officer, entered into an agreement with the Company, whereby Mr. Rosner agreed to convert debt of approximately $232,120 into 236,120 shares of Company common stock.

     In October, 2003, the Company issued 1,000,000 shares of Series A Preferred Stock, that are entitled to fifteen (15) votes per shares (or an aggregate of 15,000,000 votes), to Philipp Buschmann in consideration for services rendered to the Company as its former Chief Executive Officer and as a former Director.

     Effective September 2003, the Company entered into an employment agreement with Massimiliano Pozzoni to serve as the Company's President, Chief Executive Officer and as a Director for one year. Mr. Pozzoni receives $5,000 per month under the employment agreement. The Company has also agreed to provide Mr. Pozzoni with a housing allowance of $3,000 per month. The Company has also agreed to pay or reimburse Mr. Pozzoni for an automobile used primarily in business travel by Mr. Pozzoni on behalf of the Company. If Mr. Pozzoni terminates the agreement for "Good Cause" (as defined in the agreement) or the Company terminates the agreement for no reason, the Company will be obligated to pay Mr. Pozzoni a one lump sum of $15,000 in cash plus all compensation earned through the date of termination. The Company owes Mr. Pozzoni $17,390 for compensation and expense reimbursement at December 31, 2003.


     Concurrently with the closing of the acquisition of the Money Club Financial business concept, Mr. Rosner surrendered 12,500 post-split shares of the Company's common stock for cancellation and transferred to Ms. Lugo 12,500 post-split shares of his common stock. Mr. Carl Chow, the former Secretary and Treasurer, surrendered 62,500 post-split shares of the Company's common stock for cancellation concurrent with the closing. The surrender of shares for cancellation by Mr. Chow and Mr. Rosner and the transfer of shares by Mr. Rosner to Ms. Lugo were conditions precedent to the closing of the acquisition of the assets under the terms of the acquisition agreement.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS

    Exhibit No.        Description of Exhibit
   ----------          ----------------------

     2.1               Exchange Agreement                            (1)

     3.1               Articles of Incorporation                     (2)

     3.2               Certificate of Designation                    (3)

     3.3               Articles of Amendment to Articles
                       of Incorporation                              (4)

     3.4              Certificate of Amendment

     3.5              Bylaws                                        (2)

     10.1             Option Agreement, Cahill Mineral
                      Claims                                        (5)

     10.2             Option Agreement, Eddy Mineral
                      Claims                                        (6)

     10.3             Option Amended Agreement, Cahill
                      Mineral Claims                                (7)

     10.4             Assignment of Interest in Mineral
                      Property Option Agreements                    (1)

     10.5             Executive Employment Agreement with
                      Massimiliano Pozzoni                          (1)

     10.6             Consulting Agreement with Martin
                      Martin St. Pierre                             (1)

     16.1             Letter from BDO Dunwoody, LLP                 (8)

     16.2             Letter from Morgan & Company,
                      Chartered Accountants                         (9)

        31            Certificate of the Chief Executive
                      Officer and Principal Financial Officer
                      pursuant Section 302 of the Sarbanes-
                      Oxley Act of 2002                              *

        32            Certificate of the Chief Executive
                      Officer and Principal Financial Officer
                      pursuant to Section 906 of the Sarbanes-
                      Oxley Act of 2002                              *

     (1) Filed as Exhibits 2.1, 10.1, 10.2, and 10.3 to report on Form 8-K filed on December 3, 2003, and incorporated herein by reference.

     (2) Filed as Exhibits 3.1 and 3.2 to registration statement on Form SB-2, as amended, filed on April 22, 2001, and incorporated herein by reference.

     (3) Filed as Exhibit 3.1, to report on Form 8-K filed on October 20, 2003, and incorporated herein by reference.

     (4) Filed as an Exhibit 3.1 to report on Form 8-K filed on October 23, 2003, and incorporated herein by reference.

     (5) Filed as Exhibit 10.2 to report on Form 8-K filed on March 5, 2003, and incorporated herein by reference.

     (6) Filed as Exhibit 10.3 to report on Form 8-K filed on April 22, 2003, and incorporated herein by reference.

     (7)  Filed  as  Exhibit  10.4  to report on Form 10-QSB filed on August 19,
          2003,  and  incorporated  herein  by  reference.

     (8)  Filed  as  Exhibit  16.1  to  report on Form 8-K filed on November 13,
          2003,  and  incorporated  herein  by  reference.

     (9)  Filed  as  Exhibit  16.2  to  report on Form 8-K filed on December 18,
          2003,  and  incorporated  herein  by  reference.

     *    Filed  herewith  as  an  exhibit.

     (b)  REPORTS ON FORM 8-K

     The Company filed the following five (5) reports on Form 8-K during the last quarter of the fiscal period covered by this report:

     (1) Form 8-K filed on October 20, 2003, to report the filing of a certificate of Designation of Series A Preferred Stock, the issuance of Series A Preferred Stock to Philipp Buschmann that resulted in a change in control of the Company.

     (2) Form 8-K filed on October 23, 2003, to report an amendment to the articles of incorporation regarding a name change, a reverse stock split, an increase in authorized shares and a new trading symbol for the Company's common stock.

     (3) Form 8-K filed on November 13, 2003, to dismiss the former accountant and appoint a new principal independent public accountant.

     (4) Form 8-K filed on December 3, 2003, to report the acquisition of a significant amount of assets and the resignation and appointment of officers and directors.

     (5) Form 8-K filed on December 18, 2003, to dismiss the former accountant and appoint a new principal independent public accountant.

The Company filed the following report on Form 8-K subsequent to the last quarter of the fiscal period covered by this report:

     (6) Form 8-K/A filed on January 2, 2004, to amend the Form 8-K filed on December 3, 2003, to report audited financial information of Otish Mountain Diamond Corp. The Company provided an audited Balance Sheet of Otish Mountain Diamond Corp. as of November 30, 2003, and the related Statement of Operations, Statement of Stockholders' Equity, and Statement of Cash Flows for the period then ended. The Company also provided an unaudited Pro-Forma Consolidated Balance Sheet as of September 30, 2003.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

     The Company was a shell at the time of the acquisition having only $192 in assets; the acquisition was treated as a reverse merger whereby the acquired company is treated as the acquiring company for accounting purposes. Since Otish Corp., the acquired company was incorporated in August 2003; no comparative financial statements are presented.

     The aggregate fees billed for each of the fiscal year ended December 31, 2003 for professional services rendered by the principal accountant for the audit of the Company's annual financial statements was $5,000. The aggregate fees billed for each of the fiscal year ended December 31, 2003 for professional services rendered by the principal accountant for review of the financial statements included in the registrant's Form 10-QSB or for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was $0.

AUDIT RELATED FEES

None

TAX FEES

None

ALL OTHER FEES

None.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        OTISH MOUNTAIN DIAMOND COMPANY

DATED: April 14, 2004                 By: /s/ Massimiliano Pozzoni
                                             ------------------------
                                             Massimiliano Pozzoni
                                             Chief Executive Officer


In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME                           TITLE                         DATE

/s/ Massimiliano Pozzoni      Chief Executive Officer        April 14, 2004
----------------------        and Director
Massimiliano Pozzoni          (Principal Executive Officer)


/s/ Massimiliano Pozzoni      Chief Financial Officer        April 14, 2004
----------------------        and Director
Massimiliano Pozzoni          (Principal Financial Officer)

/s/ Benjamin Carter           Director                       April 14, 2004
----------------------
Benjamin Carter

/s/ Jim Chapman               Director                       April 14, 2004
----------------------
Jim Chapman

Exhibit 31


CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Massimiliano Pozzoni, certify that:

1. I have reviewed this Annual Report on Form 10-KSB of Otish Mountain Diamond Company;

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

c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of small business issuer's board of directors (or persons performing the equivalent functions):

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

Date:  April 14, 2004


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


I, Massimiliano Pozzoni, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report of Otish Mountain Diamond Company on Form 10-KSB for the fiscal year ended December 31, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-KSB fairly presents in all material respects the financial condition and results of operations of Otish Mountain Diamond Company.


                                     By:/s/ Massimiliano Pozzoni
                                     --------------------------
                                     Name:  Massimiliano Pozzoni
                                     Title: Chief Executive Officer and
                                     Chief Financial Officer
April 14, 2004