Form 10QSB
period 2004-03-31
OTISH MOUNTAIN DIAMOND CO
filed 2004-05-24
CIK 1108943

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2004

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT

               For the transition period from           to
                                              ---------    ---------

                        Commission file number 000-32747


                         OTISH MOUNTAIN DIAMOND COMPANY
                         ------------------------------
        (Exact name of small business issuer as specified in its charter)


          NEVADA                                      98-0218688
-----------------------------------       ------------------------------------
  (State or other jurisdiction of          (IRS Employer Identification No.)
   incorporation or organization)


   One Penn Plaza, Suite 3600, 250 West 34th Street, New York, New York 10119
   --------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (212) 849-6849
                                 --------------
                        (Registrant's telephone number)


                                      N/A
                                      ---
                            (Former name and address)


     Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of May 24, 2004, 35,407,811 shares of Common Stock of the issuer were outstanding.

                          PART I. FINANCIAL INFORMATION

ITEM  1.  FINANCIAL STATEMENTS

Pollard-Kelley Auditing Services, Inc.
Auditing Services
3250 West Market St, Suite 307, Fairlawn, OH 44333 330-864-2265




               Report of Independent Certified Public Accountants




Board  of  Directors
Otish  Mountain  Diamond  Company  and  Subsidiary

We have reviewed the accompanying consolidated balance sheets of Otish Mountain Diamond Company and Subsidiary as of March 31, 2004 and the related consolidated statements of operations, stockholders' equity, and cash flows for the three months then ended, year to date, and since inception, in accordance with standards established by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Otish Mountain Diamond Company and Subsidiary.

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the object of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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

Based on our review, we are not aware of any material modifications that should be made to the March 31, 2004 financial statements in order for them to be in conformity with generally accepted accounting principles accepted in the United States of America.

Pollard-Kelley  Auditing  Services,  Inc.



Terance  L  Kelley
Certified  Public  Accountant
May  17,  2004
Fairlawn,  Ohio


OTISH MOUNTAIN DIAMOND COMPANY AND SUBSIDIARY
(An Exploration Stage Company)
BALANCE SHEETS
March 31, 2004

  ASSETS
Current Assets
  Cash in banks                                    $    34,765
                                                   ------------
       Total Current Assets                             34,765
Fixed Assets
  Vehicles                                              16,730
  Office equipment                                       2,475
                                                   ------------
                                                        19,205
  Less accumulated depreciation                         (2,983)
                                                   ------------
                                                        16,222
Other Assets
  Website costs less accumulated
       amortization of $3,651                           22,368
  Mineral rights                                       177,550
                                                   ------------
                                                       199,918
                                                   ------------
       Total Assets                                $   250,905
                                                   ============

  LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable                                 $     6,288
  Accrued expenses                                      64,175
                                                   ------------
       Total Current Liabilities                        70,463
Long Term Debt
  Advances                                             143,534
Stockholders' Equity
  Series A Preferred stock, 1,000,000 shares
       authorized, 1,000,000 shares outstanding,
       par value $.001 per share                         1,000
  Common stock, 600,000,000 shares
       authorized, 35,407,800 shares outstanding,
       par value $.001 per share                        35,408
  Additional contributed capital                     5,398,103
  Deficit accumulated during exploration stage      (5,397,603)
                                                   ------------
                                                        36,908
                                                   ------------


See accompanying notes to financial statements.


OTISH MOUNTAIN DIAMOND COMPANY AND SUBSIDIARY
(An Exploration Stage Company)
STATEMENT OF OPERATIONS
For the Three Months Ended March 31, 2004 and Year to Date 2004 and for the period beginning August 4, 2003 (Inception) through March 31, 2004

                                  Current       Year to        Since
                                  Quarter         Date       Inception
                                ------------  ------------  ------------
Revenues
  Sales                         $         -   $         -   $         -

Cost of sales
  Exploration costs                  70,942        70,942        85,229
                                ------------  ------------  ------------
       Gross Profit                 (70,942)      (70,942)      (85,229)

Expenses
  Administrative                  5,230,777     5,230,777     5,311,068
                                ------------  ------------  ------------
                                 (5,301,719)   (5,301,719)   (5,396,297)

Other income and expenses
  Foreign exchange (loss) gain         (579)         (579)         (139)
                                ------------  ------------  ------------

Net Loss                        $(5,302,298)  $(5,302,298)  $(5,396,436)
                                ============  ============  ============

Net loss per share              $     (0.25)  $     (0.25)

Average shares outstanding       21,350,615    21,350,615



See accompanying notes to financial statements.


OTISH MOUNTAIN DIAMOND COMPANY AND SUBSIDIARY
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS EQUITY
For the period beginning August 4, 2003 (Inception) through March 31, 2004

                                           Series A                           Additional
                                       Preferred Stock        Common Stock    Contributed   Retained
                                       Shares    Amount     Shares    Amount    Capital      Deficit        Total
                                      ---------  -------  ----------  -------  ----------  ------------  ------------
Otish Diamond Corporation
Balance August 4, 2003                        -  $     -           -  $     -  $        -  $         -   $         -
  Shares issued for services                  -        -   8,100,000    8,100           -            -         8,100
  Shares issued for cash                      -        -   3,900,000    3,900     170,100            -       174,000
  Shares issued for mineral rights            -        -   3,000,000    3,000      68,250            -        71,250

  Merger with Otish Mountain Company  1,000,000    1,000     107,750      108           -       (1,167)          (59)

  Net loss for the period                     -        -           -        -           -      (94,138)      (94,138)
                                      ---------  -------  ----------  -------  ----------  ------------  ------------
Balance December 31, 2003             1,000,000    1,000  15,107,750   15,108     238,350      (95,305)      159,153
  Shares for services                         -        -  20,300,050   20,300   5,159,753            -     5,180,053

  Net loss for the period                     -        -           -        -           -   (5,302,298)   (5,302,298)
                                      ---------  -------  ----------  -------  ----------  ------------  ------------
                                      1,000,000  $ 1,000  35,407,800  $35,408  $5,398,103  $(5,397,603)  $    36,908
                                      =========  =======  ==========  =======  ==========  ============  ============


See accompanying notes to financial statements.


OTISH MOUNTAIN DIAMOND COMPANY AND SUBSIDIARY
(An Exploration Stage Company)
STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2004 and Year to Date 2004 and for the period beginning August 4, 2003 (Inception) through March 31, 2004

                                                     Current        Year to      Since
                                                     Quarter         Date       Inception
                                                   ------------  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                          $(5,302,298)  $(5,302,298)  $(5,396,436)
  Adjustments to reconcile net earnings to net
    cash provided (used) by operating activities:
      Depreciation                                       1,047         1,047         2,983
      Amortization                                       2,205         2,205         3,651
      Services paid by stock                         5,180,053     5,180,053     5,188,153
    Changes in Current assets and liabilities:
      (Decrease) Increase in Accounts payable          (11,727)      (11,727)        6,037
      Increase in Accrued expenses                      42,928        42,928        64,175
                                                   ------------  ------------  ------------

      NET CASH (USED) BY
            OPERATING ACTIVITIES                       (87,792)      (87,792)     (131,437)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of Mineral rights                           (28,555)      (28,555)     (106,300)
  Purchase of Website costs                                  -             -       (26,019)
  Purchase of Fixed assets                                   -             -       (19,205)
                                                   ------------  ------------  ------------

      NET CASH (USED) BY
            INVESTING ACTIVITIES                       (28,555)      (28,555)     (151,524)

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in advances                                 143,534       143,534       143,534
  Sale of Common stock                                       -             -       174,000
                                                   ------------  ------------  ------------

      NET CASH PROVIDED BY
            FINANCING ACTIVITIES                       143,534       143,534       317,534
                                                   ------------  ------------  ------------

NET INCREASE IN CASH                                    27,187        27,187        34,573
CASH FROM OTISH DIAMOND COMPANY MERGER                       -             -           192
CASH AT BEGINNING OF PERIOD                              7,578         7,578             -
                                                   ------------  ------------  ------------
CASH AT END OF PERIOD                              $    34,765   $    34,765   $    34,765
                                                   ============  ============  ============


See accompanying notes to financial statements.

                 OTISH MOUNTAIN DIAMOND COMPANY AND SUBSIDIARY.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                 March 31, 2004

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

                                 March 31, 2004

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

In the first quarter of 2004 the Company issued 20,300,050 share of common stock for services valued at $5,180,053. Valuation was based on the approximate trading value of the Company's shares on the date issued.

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

                 OTISH MOUNTAIN DIAMOND COMPANY AND SUBSIDIARY.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                 March 31, 2004

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  -  CONTINUED
------------------------------------------------------------------------

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

                 OTISH MOUNTAIN DIAMOND COMPANY AND SUBSIDIARY.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                 March 31, 2004

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  -  CONTINUED
------------------------------------------------------------------------

rates. Therefore, translation adjustments and transaction gains or losses are recognized in the income in the period of occurrence.

NOTE  2  -  MINERAL  RIGHTS
---------------------------

Otish  Mountain  Diamond  Company

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

                 OTISH MOUNTAIN DIAMOND COMPANY AND SUBSIDIARY.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                 March 31, 2004

NOTE  2  -  MINERAL  RIGHTS  -  CONTINUED
-----------------------------------------

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

At  present  the  Company  has  no  proven  properties.

NOTE  3  -  ADVANCES
--------------------

The advances are funds raised by management for the Company. It is the Company's intention to convert these funds into shares of common stock during the second quarter of 2004.

NOTE  4  -  SERIES  A  PREFERRED  STOCK
---------------------------------------

Each share of preferred outstanding at March 31, 2004 has 15 votes compared to each share of common, which has only one vote per share.

NOTE  5  -  RELATED  PARTIES
----------------------------

The Company owes the President and shareholder of the Company $32,630 for compensation and expense reimbursement at March 31, 2004.

The Company has entered into an executive employment agreement with this individual. The agreement is for the term of 1 year and calls for compensation of $5,000 CDN per

                 OTISH MOUNTAIN DIAMOND COMPANY AND SUBSIDIARY.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                 March 31, 2004

NOTE  5  -  RELATED  PARTIES  CONTINUED
---------------------------------------

month, four weeks of vacation, a $3,000 CDN a month housing allowance, and an automobile.

NOTE  6  -  COMMITMENTS
-----------------------

The Company has entered into a six-month apartment lease that ends on April 9, 2004. The lease calls for monthly payments of $2,700 CDN. The apartment is used as a residence by the President of the Company. Future lease payments through April 2004 are $10,800 CDN.

NOTE  7  -  GOING  CONCERN
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

ITEM  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     THIS  REPORT  CONTAINS  FORWARD  LOOKING  STATEMENTS  WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH ON THE FORWARD LOOKING STATEMENTS AS A RESULT OF THE RISKS SET FORTH IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION, GENERAL ECONOMIC CONDITIONS, AND CHANGES IN THE ASSUMPTIONS USED IN MAKING SUCH FORWARD LOOKING STATEMENTS.

OVERVIEW

     Otish Mountain Diamond Company was originally incorporated in Nevada under the name First Cypress Technologies, Inc. ("First Cypress") on September 14, 1999. The Company has not generated any revenues since inception. The Company was in the process of developing an internet computer software program known as EngineMax. The Company suspended software development in November 2002 due to cash flow restraints. In October 2002, the Company acquired certain items constituting the "Money Club Financial" business concept, but due to the Company's inability to raise additional capital to further the business concept, the Company discontinued these operations in the third quarter of 2003. The Company is currently engaged in diamond exploration activities in the Otish Mountain area of Northern Quebec, Canada through its wholly-owned subsidiary, Otish Mountain Diamond Corp., a Nevada corporation (hereinafter "Otish Corp."). The Company's business plan includes the expansion of its mineral rights and the mining of diamonds. The Company is in its exploration stage as it is engaged in the search for mineral deposits.

     In October 2003, the Company changed its name to Otish Mountain Diamond Company in anticipation of the acquisition of Otish Corp., discussed below. Otish Corp. was incorporated in the State of Nevada on August 4, 2003.

     In October 2003, the Company issued 1,000,000 shares of Series A Preferred Stock, that are entitled to fifteen (15) votes per shares (or an aggregate of 15,000,000 votes) to Philipp Buschmann. Control of the Company shifted to Mr. Buschmann at that time. The Series A Preferred Stock is redeemable at $.05 per share (or $50,000). The Company plans to enter into negotiations with Mr.
Buschmann  concerning  the  redemption  of  the  Series  A  Preferred  Stock.

     In November 2003, the Company, Otish Corp. and the former Otish Corp. shareholders entered into an Exchange Agreement (the "Exchange" or "Acquisition") whereby the Company acquired 100% of the issued and outstanding shares of Otish Corp. in exchange for 15,000,000 shares of the Company's common stock. The Company also paid $77,745 for mineral rights in the Otish Mountain and Superior Craton regions of Quebec, Canada.

     During the first quarter of 2004, the Company issued 20,300,050 shares of its common stock for an aggregate of $5,180,053 for consulting services in connection with mergers and acquisitions. 20,000,000 of these shares were issued pursuant to the Company's 2004 Non-Qualified Stock Option Plan. The value of the issuances was based on the approximate trading value of the Company's common stock on the date issued.

     Otish Mountain Diamond Company, a Nevada corporation, herein being referred to as the "Company" owns one hundred percent (100%) of Otish Corp. A reference herein to the Company includes a reference to Otish Corp. and vice-versa unless otherwise provided.

     In October 2002, the Company completed a 5:1 forward stock split of its issued and outstanding common stock. In October, 2003, the Company completed a 1:200 reverse stock split of its issued and outstanding common stock. The effects of both stock splits have been retroactively reflected in this report on Form 10-QSB unless otherwise stated.

     The Company's functional currency is the Canadian Dollar. For financial statement presentation purposes the statements have been translated into U.S. Dollars. All of the monetary values reflected herein are in U.S. Dollars unless otherwise stated.

     Subsequent Events
     -----------------

     The Company owned an option to purchase a 70% undivided interest in the Eddy Mineral Claims in the Fort Steele Mining District of British Columbia, Canada. Note 2, Notes to Financial Statements, provides further detail regarding the Company's obligations with respect to the Eddy Mineral Claims. Exploration expenditures of $75,000 and the issuance of 150,000 shares of the Company's common stock became due on the Eddy Mineral Claims on April 16, 2004. The Company abandoned the Eddy Mineral Claims and did not incur the exploration expenditures or issue the shares. The Company's option on the Eddy Mineral Claims has expired.

PLAN OF OPERATION

     Otish Mountain Diamond Company is engaged in diamond exploration activities in the Otish Mountain area of Northern Quebec, Canada. The Company is in its exploration stage as it is engaged in the search for mineral deposits. From inception to March 31, 2004, the Company has not generated any revenues.

     On August 19, 2003, the Company purchased the mineral rights for 60,933 acres in the Otish Mountain and Superior Craton regions of Quebec, Canada. The claims were purchased for $42,506 and 1,250,000 shares of common stock. The Company is required to spend a minimum of $135 CDN per mining claim on exploration before the expiration date of each claim. The Company is required to spend a minimum of $135 CDN per mining claim on exploration before the expiration date of each claim. The Company is required to spend $105 CDN per claim maintenance/renewal fee to the appropriate governmental authority before the expiration date of the mining claim. If the Company fails to meet its obligations under this agreement the seller has the option to make the expenditures and to reassume title to the mining claims.

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

     On November 4, 2003 the Company entered into a joint venture agreement with Miranda Gold Corp. whereby the Company acquired a 45% interest in the Lac Leran exploration project which comprises approximately 15,361 acres, also in the Otish Mountain region of Quebec, Canada. The investment was $33,383 and 1,500,000 shares of the Company's common stock. The Company paid the required claim tax/renewal fees of $12,495 CDN by their due date of November 27, 2003. The Company paid a minimum advanced royalty payment of $15,000 CDN with respect to Lac Leran. Royalties are subject to underlying royalties of 2% of the net smelter returns and 2% of the gross overriding royalty as defined in the agreement. Under the terms of the agreement, the Company's total outlay for the joint venture will not exceed $375,000 CDN.

     Hereinafter the mineral rights acquired in the Otish Mountain or Superior Craton regions of Quebec, Canada, including the joint venture in Lac Leran, are collectively referred to as the "Otish Mountain Claims."

     The Company believes that it can satisfy its cash requirements until September 30, 2004. It is imperative that the Company raise additional capital for the ongoing exploration work on the Otish Mountain Claims. The Company will require an aggregate of $350,000 of additional financing within the next twelve months for its exploration program and for administrative expenses. At this time, no other additional financing has been secured or identified. The Company does not have any commitments for additional financing. The Company has no commitments from officers, directors or affiliates to provide funding. There can be no assurance that any new capital will be available to the Company or that adequate funds will be sufficient for Company operations, whether from the Company's financial markets or private sources, or that other arrangements will be available when needed or on terms satisfactory to the Company. If adequate funds are not available to the Company on acceptable terms, the Company will have to delay, curtail or scale back some or all of its operations.

     The Company is conducting a two-year diamond exploration program in the Otish Mountain area of Northern Quebec with respect to the Otish Mountain
Claims. The Company estimates that the cost of the exploration program, including the costs to purchase additional mining claims, will be $350,000. The exploration program is past the first stage. After conducting extensive aerial surveys on 75,000 acres of mining claims, several geophysical anomalies have been identified. Ground samples will be collected during the months of June and July, when snow melts in the Northern part of the Province of Quebec. In the meantime, there has been a renewed interest for diamond exploration in the area. Ashton Mining of Canada and SOQUEM Inc. are investing in a feasibility study for a potential diamond mine on their Foxtrot property which is located 25 miles west of our Lac Leran joint venture project.

     During the next twelve months there are no expected purchases or sales of plant and significant equipment. The Company does not expect any significant changes in the number of employees during the next twelve months.

OPERATING RESULTS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2004

     The Company was a shell at the time of the Acquisition having only $192 in assets; the acquisition was treated as a reverse merger whereby the acquired company is treated as the acquiring company for accounting purposes. Since Otish Corp., the acquired company was incorporated in August 2003; and no comparative financial statements are presented.

     The Company's functional currency is the Canadian Dollar. For financial statement presentation purposes the statements have been translated into U.S. Dollars. All of the monetary values reflected herein are in U.S. Dollars unless otherwise stated.

     The Company is in its exploration stage as it is engaged in the search for mineral deposits. The Company has not generated any revenues since inception.

     The Company incurred exploration costs of $70,942 for the three months ended March 31, 2004. The Company incurred administrative expenses of $5,230,777 for the three months ended March 31, 2004. The administrative expenses were principally attributable to the issuance of 20,300,050 shares of the Company's common stock for an aggregate $5,180,053 of various services including financial and consulting services, introductions for land acquisitions, and business development. 20,000,000 of these shares were issued pursuant to the Company's 2004 Non-Qualified Stock Option Plan. The value of the issuances was based on the approximate trading value of the Company's common stock on the date issued.

     The  Company  incurred  a net loss of $5,302,298 for the three months ended
March 31, 2004. The net loss was due to $70,942 of exploration costs and $5,230,777 of administrative expenses principally attributable to the issuance of 20,300,050 shares of the Company's common stock, discussed above. The expenses were offset by $579 of foreign exchange gain.

     As of March 31, 2004, the Company had an accumulated deficit of $5,397,603 which was principally attributable to the non-cash payment of 20,300,050 shares of the Company's common stock in exchange for consulting services, discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2004, the Company had cash of $34,765, which was its only current asset. The Company had total current liabilities of $70,463 which consisted of accounts payable of $6,288 and accrued expenses of $64,175. The Company had negative working capital of $35,698. The ratio of current assets to current liabilities was 49%.

     The Company had negative cash flows from operations of $87,792 during the three months ended March 31, 2004. This was primarily due to a net loss of $5,302,298 which was offset by positive adjustments of $1,047 for depreciation and $2,205 for amortization, $5,180,053 for services paid for by stock, and a $42,928 increase in accrued expenses. Accounts payable decreased by $11,727 during the three month period ended March 31, 2004, which constituted an additional use of cash.

     During the three months ended March 31, 2004, the Company used $28,555 of cash to purchase mineral rights for investment purposes.

     The Company had $143,534 of cash provided by financing activities. This cash came from increases in advances from two unrelated entities. The Company is obligated to issue 1,435,340 restricted shares in exchange for these advances. As of the date of this report, the Company has not issued any of the restricted shares.

     In November 2003, Robert Rosner, the Company's former President, entered into an agreement with the Company, whereby Mr. Rosner agreed to convert debt of approximately $232,120 into 232,120 shares of Company common stock. As of March 31, 2004, the Company had not issued Mr. Rosner the shares of common stock.

     During the next two (2) years, the Company needs to obtain an aggregate of $350,000 to conduct its mining exploration activities on the Otish Mountain Claims and to purchase additional mining claims. If, as a result of the exploration, the Company discovers an economic deposit of rough diamonds, the Company will execute a feasibility plan for the development of a mining operation, at which time the Company will need $5,000,000 of additional funding to execute the plan and develop the mining operation. In the event that, after completion of the exploration program, the Company has not discovered an economic deposit of rough diamonds, the Company will consider other high potential exploration projects. At such time, the Company will need $200,000 of additional financing for such exploration projects.

     The Company raised $300,000 from three entities and an individual in October 2003 for exploration on the Otish Mountain Diamond Claims. During 2004, the Company raised an additional $143,534 from two unrelated entities, discussed above.

     The Company is in continued discussions with several parties to raise additional capital. The Company does not have any commitments for additional financing. The Company has no commitments from officers, directors or affiliates to provide funding. There can be no assurance that any new capital will be available to the Company or that adequate funds will be sufficient for Company operations, whether from the Company's financial markets, or other arrangements will be available when needed or on terms satisfactory to the Company. If adequate funds are not available to us on acceptable terms, we will have to implement our exploration program and feasibility plan on a smaller scale or, in the event that we do not discover an economic deposit of rough diamonds on the Otish Mountain Claims, forgo engaging in high potential exploration projects. Even if we are able to fully implement our exploration program and feasibility plan, the failure to obtain adequate financing may require the Company to delay, curtail or scale back some or all of its operations. In the event that we do not discover an economic deposit of rough diamonds on the Otish Mountain Claims and do not obtain adequate financing to engage in high potential exploration projects, we will cease operations.

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

RISK FACTORS

     Inherent Risk. The mineral exploration program is inherently risky. The Company designed the exploration program to continue for two years in search of an economic deposit of rough diamonds on the Otish Mountain Claims. The Company estimates that its exploration program, including the purchase of additional mining claims, will cost approximately $350,000 in capital resources. In October 2003, the Company raised $300,000 from three entities and an individual, collectively, for 3,000,000 shares of its common stock. During 2004, the Company raised an additional $143,534 from two unrelated entities, to which the Company is obligated to issue, but has not yet issued, 1,435,340 restricted shares. The Company will need to raise approximately $200,000 to complete its program. There is no assurance that financing will be available on favorable terms, if at all, and the issuance of any new securities is likely to have a dilutive effect on current shareholders. If, at the completion of the exploration program, we have not discovered an economic deposit of rough diamonds on the Otish Mountain Claims, it would have a materially adverse effect upon our ability to conduct future exploration on the property or any other property and our ability to continue as a going concern.

      Risk That We Do Not Meet Our Obligations Under Various Agreements. We have purchased the mineral rights for acreage in the Otish Mountain region of Quebec, Canada, which requires us to make minimum payments pursuant to various agreements. In the event the Company does not satisfy its obligations pursuant to such agreements, the sellers are entitled to reacquire the claims.

     Dependence on External Financing. In the event that the Company discovers an economic deposit of rough diamonds on Otish Mountain Claims, the Company will need approximately $2 million of additional financing, if not more, to execute a feasibility plan for the development of a mining operation on the property. If we are unable to raise this capital, it would have a materially adverse effect upon our ability to continue as a going concern.

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

     Our Auditors Have Expressed Substantial Doubt About Our Ability to Continue As a Going Concern. Pollard-Kelley Auditing Services, Inc., in their independent auditors' report, have expressed "substantial doubt" as to our ability to continue as a going concern based on operating losses we have incurred since inception. Our financial statements do not include any adjustments that might result from the outcome of that uncertainty. The going concern qualification is also described below under the heading "Critical Accounting Policies."

CRITICAL ACCOUNTING POLICIES

     Our discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principals generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of any contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to uncollectible receivable, investment values, income taxes, the recapitalization and contingencies. We base our estimates on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     We believe the following critical accounting policy affects our more significant judgments and estimates used in the preparation of our financial statements:

     Going Concern. The Company is in its exploration stage as it is in search of mineral deposits and has not found any proven or probable reserves. The Company has not generated any revenues or profits to date. These factors among others indicate that the Company may be unable to continue as a going concern, particularly in the event that it cannot obtain additional financing to continue its exploration for proven or probable reserves, as discussed in "Item 2. Management's Discussion and Analysis or Plan of Operation" under the headings "Liquidity and Capital Resources" and "Risk Factors." The Company's continuation as a going concern depends upon its ability to generate sufficient cash flow to conduct its operations and its ability to obtain additional sources of capital and financing. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     Mineral Rights. The Company uses the "full costs method" of accounting for its mineral reserves. Under this method of accounting, properties are divided into cost centers. The Company presently has two cost centers. All acquisition, exploration, and development costs for properties within each cost center are capitalized when incurred. The Company intends to deplete these costs equally over the estimated units to be recovered from the properties. The Company has capitalized $177,550 of mineral rights. The Company has not taken a valuation allowance regarding the possibility that it may not be able to recover any of these costs considering the facts that it has not found any proven or probable reserves and is in need of additional financing. If the Company does not find such reserves and/or does not receive additional financing, it would have a material adverse effect on the Company's ability to recover the costs of the mineral rights.

     Foreign Currency Translation. The Company's primary functional currency is the Canadian Dollar. For financial statement presentation the statements are translated in U.S. dollars. Monetary assets and liabilities are translated at year-end exchange rates while non-monetary items are translated at historical rates. Income and expense accounts are translated at the average rates in effect during the period, except for depreciation, which is translated at historical rates. Therefore, translation adjustments and transaction gains or losses are recognized in the income in the period of occurrence. The Company recognized a foreign exchange gain during the period ended March 31, 2004, however, due to fluctuations in the price of the Canadian Dollar relative to the U.S. Dollar, the Company could recognize a foreign exchange loss in the future.

ITEM 3.   CONTROLS AND PROCEDURES

     (a) Evaluation of disclosure controls and procedures. Our chief executive officer and chief financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report (the "Evaluation Date"), has concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act of 1934 is 1) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms; and 2) accumulated and communicated to him as appropriate to allow timely decisions regarding required disclosure..

     (b) Changes in internal control over financial reporting. There were no significant changes in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     None.

ITEM 2.  CHANGES IN SECURITIES

     (c) On March 18, 2004, the Company issued 50 shares of its common stock, $.001 par value per share which were not registered under the Securities Act of 1933, as amended (the "Act") to Locke B. Goldsmith pursuant to an Option Agreement that the Company entered into with Mr. Goldsmith to acquire a 100% interest in the Cahill Mineral Claims, which option agreement the Company has since allowed to expire unexercised. The Company claims an exemption from registration pursuant to Section 4(2) of the Act since the foregoing issuance did not involve a public offering, the recipient had access to information that would be included in a registration statement, took the shares for investment and not resale and the Company took appropriate measures to restrict transfer.

     During the period covered by this report, two unrelated entities advanced the Company $143,534. The Company is obligated to issue, but has not yet issued, an aggregate of 1,435,340 restricted shares of the Company's common stock to these two entities. The Company will claim an exemption from registration pursuant to Section 4(2) of the Act since the foregoing issuances will not involve a public offering, the recipients will have access to information that would be included in a registration statement, will take the shares for investment and not resale and the Company will take appropriate measures to restrict transfer.

     In November 2003, the Company and Robert Rosner entered an agreement for Mr. Rosner to exchange $232,120 of indebtedness that the Company owed to Mr. Rosner for restricted 232,120 shares of the Company's common stock, $.001 par value per share, which the Company has not issued, in consideration and full satisfaction of such debt. The Company is obligated to issue 232,120 shares of its common stock which will not be registered under the Act to Mr. Rosner pursuant to the agreement. The Company will claim an exemption from registration pursuant to Section 4(2) of the Act since the foregoing issuance will not involve a public offering, the recipient will have access to information that would be included in a registration statement, will take the shares for investment and not resale and the Company will take appropriate measures to restrict transfer.

ITEM 5.  OTHER INFORMATION

     Subsequent Event
     ----------------

     Exploration expenditures of $75,000 and the issuance of $150,000 became due on the Eddy Mineral Claim on April 16, 2004. The Company abandoned the Eddy
Mineral Claim and did not incur the exploration expenditures or issue the shares. The Company's option on the Eddy Mineral Claims expired unexercised.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)     Exhibits

     Exhibit No.          Description

     4.1          Consulting Services Agreement with
                  Maris Lee McCance Price                       (1)

     4.2          2004 Non-Qualified Stock Option Plan          (2)

     5.1          Opinion and consent of David M. Loev,
                  Attorney at Law re: the legality of
                  the shares being registered dated
                  January 21, 2004                              (1)

     5.2          Opinion and consent of David M. Loev,
                  Attorney at Law re: the legality of
                  the shares being registered dated
                  February 18, 2004                             (2)

     23.1          Consent of David M. Loev, Attorney
                   at Law (included in Exhibit 5.1)             (1)

     23.2          Consent of BDO Dunwoody LLP,
                   Chartered Accountants dated January 20, 2004 (1)

     23.3          Consent of Pollard-Kelley Auditing
                   Services, Inc. dated January 21, 2004        (1)

     23.4          Consent of David M. Loev, Attorney
                   at Law (included in Exhibit 5.2)             (2)

     23.5          Consent of BDO Dunwoody LLP,
                   Chartered Accountants dated
                   February 18, 2004                            (2)

     23.6          Consent of Pollard-Kelley Auditing
                   Services, Inc. dated February 17, 2004       (2)

     31            Certificate of the Chief Executive
                   Officer and Chief Financial Officer
                   pursuant to Section 302 of the Sarbanes-
                   Oxley Act of 2002                              *

     32           Certificate of the Chief Executive
                  Officer and Chief Financial Officer
                  pursuant to Section 906 of the Sarbanes-
                  Oxley Act of 2002                               *

(1) Filed as Exhibits 5.1, 23.1, 23.2 and 23.3 to the Form S-8 Registration Statement filed with the Securities and Exchange Commission on January 21, 2004, and incorporated herein by reference.

(2) Filed as Exhibits 5.1, 23.1, 23.2 and 23.3 to the Form S-8 Registration Statement filed with the Securities and Exchange Commission on February 18, 2004, and incorporated herein by reference.

* Filed Herein.

b)     REPORTS ON FORM 8-K

     The Company filed the following report on Form 8-K during the quarter for which this report filed: Form 8-K/A filed on January 2, 2004, to amend the Form 8-K filed on December 3, 2003, to report audited financial information of Otish Mountain Diamond Corp. The Company provided an audited Balance Sheet of Otish
Mountain Diamond Corp. as of November 30, 2003, and the related Statement of Operations, Statement of Stockholders' Equity, and Statement of Cash Flows for the period then ended. The Company also provided an unaudited Pro-Forma Consolidated Balance Sheet as of September 30, 2003.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   OTISH MOUNTAIN DIAMOND COMPANY

DATED: May 24, 2004                    By: /s/ Massimiliano Pozzoni
                                             ------------------------
                                             Massimiliano Pozzoni
                                             Chief Executive Officer and
                                             Chief Financial Officer

                                   EXHIBIT 31

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Massimiliano Pozzoni, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Otish Mountain Diamond Company.

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

4. As the small business issuer's certifying officer, I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

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

Date: May 24, 2004


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


I, Massimiliano Pozzoni, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Otish Mountain Diamond Company on Form 10-QSB for the quarterly period ended March 31, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Otish Mountain Diamond Company.

Date: May 24, 2004

                                   By: /s/ Massimiliano Pozzoni
                                       -------------------------------
                                       Massimiliano Pozzoni,
                                       Chief Executive Officer and
                                       Chief Financial Officer