Form 10QSB
period 2004-06-30
OTISH MOUNTAIN DIAMOND CO
filed 2004-08-23
CIK 1108943

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark  One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For  the  quarterly  period  ended  June  30,  2004

[ ]     TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT

               For  the  transition  period  from ___________to__________

               Commission  file  number  000-32747


                              OTISH MOUNTAIN DIAMOND COMPANY
                              ------------------------------
        (Exact name of small business issuer as specified in its charter)


               NEVADA                                      98-0218688
  (State  or  other  jurisdiction  of          (IRS Employer Identification No.)
   incorporation  or  organization)

   One Penn Plaza, Suite 3600, 250 West 34th Street, New York, New York 10119
   --------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (212) 849-6849
                                ---------------
                        (Registrant's telephone number)


                                      N/A
                               ------------------
                            (Former name and address)


     Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes
[X]  No  [ ]

As of August 18, 2004, 38,041,811 shares of Common Stock of the issuer were outstanding.

                          PART I. FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS


Pollard-Kelley  Auditing  Services,  Inc.
Auditing  Services
                  3250 WestMarket St, Suite 307, Fairlawn, OH 44333 330-864-2265





               Report of Independent Certified Public Accountants



Board  of  Directors
Otish  Mountain  Diamond  Company  and  Subsidiary

We have reviewed the accompanying consolidated balance sheets of Otish Mountain Diamond Company and Subsidiary as of June 30, 2004 and the related consolidated statements of income, stockholders' equity, and cash flows for the three-month and six-month and since inception periods then ended. These interim financial statements are the responsibility of the Company's management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board. A review of interim financial statements consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with the standards of the Public Company Accounting Oversight Board, the object of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles accepted in the United States of America.

Pollard-Kelley  Auditing  Services,  Inc.



Terance  L  Kelley
Certified  Public  Accountant
August  16,  2004
Fairlawn,  Ohio


OTISH  MOUNTAIN  DIAMOND  COMPANY  AND  SUBSIDIARY


(An Exploration Stage Company)
BALANCE SHEETS
June 30, 2004
                             ASSETS
Current Assets
     Cash in banks                                 $     3,566
                                                   ------------
     Total Current Assets                                3,566
Fixed Assets
     Vehicles                                           16,730
     Office equipment                                    2,475
                                                   ------------
                                                        19,205
     Less accumulated depreciation                      (4,016)
                                                   ------------
                                                        15,189

Other Assets
    Website costs less accumulated
     amortization of $5,790                             20,229
     Mineral rights                                    177,550
                                                   ------------
                                                       197,779
                                                   ------------
     Total Assets                                  $   216,534
                                                   ============

               LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Accounts payable                              $    52,227
     Accrued expenses                                   25,536
                                                   ------------
     Total Current Liabilities                          77,763
Long Term Debt
     Advances                                          274,518
Stockholders' Equity
     Series A Preferred stock, 1,000,000 shares
     authorized, 0 shares outstanding,
     par value $.001 per share
     Common stock, 600,000,000 shares
     authorized, 35,407,800 shares outstanding,
     par value $.001 per share                          35,408
     Additional contributed capital                  5,398,103
     Deficit accumulated during exploration stage   (5,569,258)
                                                   ------------
                                                      (135,747)
                                                   ------------
     Total Liabilities and Stockholders' Equity    $   216,534
                                                   ============


See accompanying notes to financial statements.


OTISH  MOUNTAIN  DIAMOND  COMPANY  AND  SUBSIDIARY
(An  Exploration  Stage  Company)
STATEMENT  OF  OPERATIONS
For  the  Three  Months  and  Six-Months  June  30,  2004,  and  for  the
     period  beginning  August  4,  2003  (Inception)  through  June  30,  2004


                                      Current       Year to        Since
                                      Quarter         Date       Inception
                                   ------------  ------------  ------------
Revenues
     Sales                         $         -   $         -   $         -

Cost of sales
     Exploration costs                  96,581       167,523       181,810
                                   ------------  ------------  ------------
     Gross Profit                      (96,581)     (167,523)     (181,810)

Expenses
     Administrative                     73,006     5,303,783     5,384,074
                                   ------------  ------------  ------------
                                      (169,587)   (5,471,306)   (5,565,884)

Other income and expenses
     Foreign exchange (loss) gain       (2,068)       (2,647)       (2,207)
                                   ------------  ------------  ------------

Net Loss                           $  (171,655)  $(5,473,953)  $(5,568,091)
                                   ============  ============  ============

Net loss per share                 $         -   $     (0.19)

Average shares outstanding          35,407,811    28,379,207


See accompanying notes to financial statements.


OTISH MOUNTAIN DIAMOND COMPANY AND SUBSIDIARY
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS EQUITY
For the period beginning August 4, 2003 (Inception) through June 30, 2004

                                            Series A                              Additional
                                         Preferred Stock         Common Stock     Contributed    Retained
                                        Shares      Amount     Shares    Amount    Capital       Deficit        Total
                                      -----------  --------  ----------  -------  ----------  ------------  ------------
Otish Diamond Corporation
Balance August 4, 2003                         -   $     -            -  $     -  $        -  $         -   $         -
  Shares issued for services                   -         -    8,100,000    8,100           -            -         8,100
  Shares issued for cash                       -         -    3,900,000    3,900     170,100            -       174,000
  Shares issued for mineral rights             -         -    3,000,000    3,000      68,250            -        71,250

  Merger with Otish Mountain Company   1,000,000     1,000      107,750      108           -       (1,167)          (59)

  Net loss for the period                      -         -            -        -           -      (94,138)      (94,138)
                                      -----------  --------  ----------  -------  ----------  ------------  ------------
Balance December 31, 2003              1,000,000     1,000   15,107,750   15,108     238,350      (95,305)      159,153
  Shares for services                          -         -   20,300,050   20,300   5,159,753            -     5,180,053
  Redemption of Preferred Shares      (1,000,000)   (1,000)           -        -           -            -        (1,000)
  Net loss for the period                      -         -            -        -           -   (5,473,953)   (5,473,953)
                                      -----------  --------  ----------  -------  ----------  ------------  ------------
                                               -   $     -   35,407,800  $35,408  $5,398,103  $(5,569,258)  $  (135,747)
                                      ===========  ========  ==========  =======  ==========  ============  ============


See accompanying notes to financial statements.


OTISH  MOUNTAIN  DIAMOND  COMPANY  AND  SUBSIDIARY
(An  Exploration  Stage  Company)
STATEMENT  OF  CASH  FLOWS
For  the  Three  Months  and  Six-Months  June  30,  2004,  and  for  the
     period  beginning  August  4,  2003  (Inception)  through  June  30,  2004


                                                    Current      Year to        Since
                                                    Quarter        Date       Inception
                                                   ----------  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                          $(171,655)  $(5,473,953)  $(5,568,091)
  Adjustments to reconcile net earnings to net
    cash provided (used) by operating activities:
      Depreciation                                     1,033         2,080         4,016
      Amortization                                     2,139         4,344         5,790
      Services paid by stock                               -     5,180,053     5,188,153
    Changes in Current assets and liabilities:
      (Decrease) Increase in Accounts payable         45,939        34,212        51,976
      Increase in Accrued expenses                   (38,639)        4,289        25,536
                                                   ----------  ------------  ------------
      NET CASH (USED) BY
            OPERATING ACTIVITIES                    (161,183)     (248,975)     (292,620)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of Mineral rights                               -       (28,555)     (106,300)
  Purchase of Website costs                                -             -       (26,019)
  Purchase of Fixed assets                                 -             -       (19,205)
                                                   ----------  ------------  ------------
      NET CASH (USED) BY
            INVESTING ACTIVITIES                           -       (28,555)     (151,524)

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in advances                               130,984       274,518       274,518
  Redemption of Preferred stock                       (1,000)       (1,000)       (1,000)
  Sale of Common stock                                     -             -       174,000
                                                   ----------  ------------  ------------
      NET CASH PROVIDED BY
            FINANCING ACTIVITIES                     129,984       273,518       447,518
                                                   ----------  ------------  ------------

NET INCREASE IN CASH                                 (31,199)       (4,012)        3,374
CASH FROM OTISH DIAMOND COMPANY MERGER                     -             -           192
CASH AT BEGINNING OF PERIOD                           34,765         7,578             -
                                                   ----------  ------------  ------------
CASH AT END OF PERIOD                              $   3,566   $     3,566   $     3,566
                                                   ==========  ============  ============


See accompanying notes to financial statements.

                 OTISH MOUNTAIN DIAMOND COMPANY AND SUBSIDIARY.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                  June 30, 2004

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
----------------------------------------------------------

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

                                  June 30, 2004

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

AN  EXPLORATION  STAGE  COMPANY
-------------------------------

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

                                  June 30, 2004

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  -  CONTINUED
------------------------------------------------------------------------

PROPERTY  AND  EQUIPMENT
------------------------

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

USE  OF  ESTIMATES
------------------

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

                                  June 30, 2004

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

On November 4, 2003 the Company entered into a joint venture agreement for the mineral rights for 15,361 acres in the Otish Mountain region of Quebec, Canada. The investment was $33,383 and 1,500,000 shares of common stock. The Company has paid the required claim tax/renewal fees of $12,495 CDN by the due date of November 27, 2003. The Company is required to make a minimum advanced royalty payment of $15,000 CDN once mining stage begins. Royalties are subject to underlying royalties of 2% of the net smelter returns and 2% of the gross overriding royalty as defined in the agreement. The Company total outlay for the joint venture shall not exceed $375,000 CDN. The Company owns 45% of the joint venture.

At  present  the  Company  has  no  proven  properties.

                 OTISH MOUNTAIN DIAMOND COMPANY AND SUBSIDIARY.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                  June 30, 2004

NOTE  3  -  ADVANCES
--------------------

The Company received advances which were converted into shares of common Stock on July 15, 2004, subsequent to the three months ended June 30, 2004.

NOTE  4  -  SERIES  A  PREFERRED  STOCK
---------------------------------------

Each share of preferred, has 15 votes compared to each share of common, which has only one vote. In the second quarter 2004 all outstanding shares of Preferred Stock were redeemed for $1,000.

NOTE  5  -  RELATED  PARTIES
----------------------------

The Company owes the President and shareholder of the Company $25,536 for compensation and expense reimbursement at June 30, 2004.

The Company has entered into an executive employment agreement with this individual. The agreement is for the term of 1 year and calls for compensation of $5,000 per month, four weeks of vacation, a $3,000 a month housing allowance, and an automobile.

NOTE  6  -  COMMITMENTS
-----------------------

The Company has entered into a six-month apartment lease that ends on October, 2004. The lease calls for monthly payments of $2,700 CDN. The apartment is used as a residence by the President of the Company. Future lease payments through October 2004 are $10,800 CDN.

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

                 OTISH MOUNTAIN DIAMOND COMPANY AND SUBSIDIARY.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                  June 30, 2004

NOTE  8  -  SUBSQUENT  EVENTS
-----------------------------

On July 15, 2004, three entities that had previously advanced the Company funds agreed to convert their aggregate $263,400 of advances into 878,000 shares of common stock at $.10 per share of the Company's common stock or an aggregate of 2,634,000 shares of common stock.

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

     In June 2004, Philipp Buschmann cancelled the 1,000,00 shares of Series A Preferred Stock issued to him in October 2003, discussed above, for $1,000. As a result of this cancellation the control of the Company shifted to the Registrant's largest shareholder Massimiliano Pozzoni, the Registrant's Chief Executive Officer and a member of its Board of Directors.

Otish Mountain Diamond Company, a Nevada corporation, herein being referred to as the "Company" owns one hundred percent (100%) of Otish Corp. A reference herein to the Company includes a reference to Otish Corp. and vice-versa unless otherwise provided.

     In October 2002, the Company completed a 5:1 forward stock split of its issued and outstanding common stock. In October 2003, the Company completed a 1:200 reverse stock split of its issued and outstanding common stock. The effects of both stock splits have been retroactively reflected in this report on Form 10-QSB unless otherwise stated.

     The Company's functional currency is the Canadian Dollar. For financial statement presentation purposes the statements have been translated into U.S. Dollars. All of the monetary values reflected herein are in U.S. Dollars unless otherwise stated.

SUBSEQUENT  EVENTS

     On July 15, 2004 the Company entered into three subscription agreements. The agreements are each for 878,000 shares of common stock at $0.10 per share of the Company's common stock. The agreements will convert $263,400 of advances as of June 30, 2004 into equity in the form of shares of common stock.

PLAN  OF  OPERATION

     Otish Mountain Diamond Company is engaged in diamond exploration activities in the Otish Mountain area of Northern Quebec, Canada. The company's claims encompass a total of 75,000 acres among 8 different properties in the Otish Mountains region and are located in under-explored areas. The Company is in its exploration stage as it is engaged in the search for mineral deposits. From inception to June 30, 2004, the Company has not generated any revenues.

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

     At  present  the  Company  has  no  proven  properties.

     The Company is conducting a two-year diamond exploration program in the Otish Mountain area of Northern Quebec with respect to the Otish Mountain
Claims. The Company estimates that the cost of the exploration program, including the costs to purchase additional mining claims, will be $350,000. The exploration program is past the first stage. After conducting extensive aerial surveys on 75,000 acres of mining claims, several geophysical anomalies have been identified. The first part of the Company's ground sampling program has been completed, 116 samples were collected, CAD $40,000 was advanced out of a total expected expenditure of CAD $100,000. There has also been a renewed interest for diamond exploration in the area. Ashton Mining of Canada and SOQUEM Inc. are investing in a feasibility study for a potential diamond mine on their Foxtrot property which is located 25 miles west of our Lac Leran joint venture project.

     During the quarter ended June 30, 2004, the Company announced ground sampling results for the Lac Leran JV project which is in its preliminary stages. One of the samples returned positive indicator minerals revealing two grains of chromite and one grain of ilmenite.

     During the next twelve months there are no expected purchases or sales of plant and significant equipment. The Company does not expect any significant changes in the number of employees during the next twelve months.

OPERATING  RESULTS

RESULTS  OF  OPERATIONS  FOR  THE  THREE  MONTHS  ENDED  JUNE  30,  2004

     The Company was a shell at the time of the acquisition having only $192 in assets; the acquisition was treated as a reverse merger whereby the acquired company is treated as the acquiring company for accounting purposes. Since Otish Corp., the acquired company was incorporated in August 2003; and no comparative financial statements are presented

     The Company's functional currency is the Canadian Dollar. For financial statement presentation purposes the statements have been translated into U.S. Dollars. All of the monetary values reflected herein are in U.S. Dollars unless otherwise stated.

     The Company had no revenues for the quarter ended June 30, 2004 and has not generated revenues since inception. The Company has incurred exploration costs of $96,581 for the three months ended June 30, 2004. The Company incurred administrative expenses of $73,006 for the three months ended June 30, 2004 attributable to salaries, office expenses, investor relations, and professional fees. Additionally, $2,068 was lost due to foreign exchange.

     The Company is in its exploration state as it is engaged in the search for mineral deposits. The Company has not generated any revenues since inception. The Company incurred a net loss of $171,655 for the three months ended June 30, 2004. The net loss was due to $96,581 of exploration costs and $73,006 of administrative expenses.

As  of  June  30,  2004,  the  Company had an accumulated deficit of $5,569,258.

LIQUIDITY  AND  CAPITAL  RESOURCES

     As of June 30, 2004, the Company had cash of $3,566, which was its only current asset. The Company had total current liabilities of $77,763 which consisted of accounts payable of $52,227 and accrued expenses of $25,536. The Company had negative working capital of $74,197. The ratio of current assets to current liabilities was 4.6%.

     The Company had negative cash flows from operations of $161,183 during the three months ended June 30, 2004. This was primarily due to a net loss of $171,655 which was offset by positive adjustments of $1,033 for depreciation and $2,139 for amortization, and an increase in accounts payable of $45,939. Accrued expenses decreased by $38,639 during the three month period ended June 30, 2004, which constituted an additional use of cash.

     During the three months ended June 30, 2004, the Company had no cash flows from investing activities.

     The Company had $129,984 of cash provided by financing activities including $130,984 from an increase in advances offset by $1000 for the redemption of common stock.

     In November 2003, Robert Rosner, the Company's former President, entered into an agreement with the Company, whereby Mr. Rosner agreed to convert debt of approximately $232,120 into 236,120 shares of Company common stock. As of June 30, 2004, the Company had not issued Mr. Rosner the shares of common stock.

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

     The Company raised $300,000 from three entities and an individual in October 2003 for exploration on the Otish Mountain Diamond Claims. During 2004, the Company received advances of $263,400. Subsequent to June 30, 2004, the advances were converted into 2,634,000 shares of our common stock.

     The Company believes that it can satisfy its cash requirements until September 30, 2004. However, it is imperative that the Company raises additional capital for the ongoing exploration work on the Otish Mountain claims. The Company will require an aggregate of $350,000 of additional financing within the next twelve months for its exploration program and for administrative expenses.

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

     The Company owed the President and Shareholder of the Company, Massimiliano Pozzoni, $25,536 for compensation and expense reimbursement as of June 30, 2004. The Company also has entered into an executive employment agreement with Mr. Pozzoni for the term of 1 year for compensation of $5,000 per month, a $3,000 housing allowance and the use of a company automobile that Mr. Pozzoni holds in trust on behalf of the Company.

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

     Mineral Rights. The Company uses the"full costs method" of accounting for its mineral reserves. Under this method of accounting, properties are divided into cost centers. The Company presently has two cost centers. All acquisition, exploration, and development costs for properties within each cost center are capitalized when incurred. The Company intends to deplete these costs equally over the estimated units to be recovered from the properties. The Company has capitalized $177,550 of mineral rights. The Company has not taken a valuation allowance regarding the possibility that it may not be able to recover any of these costs considering the facts that it has not found any proven or probable reserves and is in need of additional financing. If the Company does not find such reserves and/or does not receive additional financing, it would have a material adverse effect on the Company's ability to recover the costs of the mineral rights.

     Foreign Currency Translation. The Company's primary functional currency is the Canadian Dollar. For financial statement presentation the statements are translated in U.S. dollars. Monetary assets and liabilities are translated at year-end exchange rates while non-monetary items are translated at historical rates. Income and expense accounts are translated at the average rates in effect during the period, except for depreciation, which is translated at historical rates. Therefore, translation adjustments and transaction gains or losses are recognized in the income in the period of occurrence. The Company recognized a foreign exchange loss during the period ended June 30, 2004, however, due to fluctuations in the price of the Canadian Dollar relative to the U.S. Dollar, the Company could continue to recognize a foreign exchange loss in the future.

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

                          PART  II  -  OTHER  INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

     None.


ITEM  2.  CHANGES  IN  SECURITIES

(a) On June 18, 2004, Philipp Buschmann cancelled 1,000,000 shares of the Registrant's Series A Preferred Stock having fifteen (15) votes per share (or an aggregate of 15,000,000) votes in exchange for $1,000 (or $.001 per share).

(c) In August 2004, we issued 878,000 shares of our common stock, $.00001 par value per share, to three unaffiliated entities ("Investors")(or an aggregate of 2,634,000 shares). The shares were issued in consideration for the conversion of $87,800 by each entity or an aggregate of $263,400 in advances given to the Company previously by each entity. The shares were not registered under the Act. The Company claims an exemption from registration afforded by Section 4(2) of the Act, since the foregoing issuances did not involve a public offering, the recipient took the shares for investment and not resale and the Company took appropriate measures to restrict transfer. The Company also claims an exemption from registration afforded by Regulation S promulgated under the Act.


ITEM  5.  OTHER  INFORMATION

     Prior to the cancellation of 1,000,000 shares of the Registrant's stock by Mr. Buschmann on June 18, 2004, he voted 29.8% of the eligible votes and exercised significant control over the Registrant. Subsequent to the cancellation, the Registrant's largest shareholder is Massimiliano Pozzoni, the Registrant's Chief Executive Officer and a member of its Board of Directors. Mr. Pozzoni owns 5,500,000 shares (or 15.5%) of the Registrant's common stock and will exercise significant influence over the Registrant. The Registrant's next largest shareholder owns approximately 7.8%. Mr. Pozzoni is also a Director of Falcon Natural Gas Corp.


ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

a)     Exhibits

     Exhibit  No.          Description


     10.1             Executive  Employment  Agreement  with
                      Massimiliano  Pozzoni                              (1)


     31.1             Certificate  of  the  Chief  Executive
                      Officer  and  Chief  Financial  Officer
                      pursuant  to  Section  302  of  the  Sarbanes-
                      Oxley  Act  of  2002                                 *

     32.1             Certificate  of  the  Chief  Executive
                      Officer  and  Chief  Financial  Officer
                      pursuant  to  Section  906  of  the  Sarbanes-
                      Oxley  Act  of  2002                                 *

     (1) Filed as Exhibit 10.2 to report on Form 8-K filed on December 3, 2003, and incorporated herein by reference.

*  Filed  Herein.


b)     REPORTS  ON  FORM  8-K

     The  Company  filed  a  Form  8-K  on June 25, 2004, to report that Philipp
Buschmann,  who  had  owned  29.8%  of  the  eligible votes cancelled  1,000,000 shares of the Registrant's Series A Preferred Stock having fifteen (15) votes per share (or an aggregate of 15,000,000) votes in exchange for $1,000 (or $.001 per share).

                                   SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   OTISH  MOUNTAIN  DIAMOND  COMPANY

DATED:  August 23,  2004                    By:  /s/  Massimiliano  Pozzoni
                                             ------------------------
                                             Massimiliano  Pozzoni
                                             Chief  Executive  Officer  and
                                             Chief  Financial  Officer

EXHIBIT  31.1


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

Date:  August 23,  2004


                                   By:  /s/  Massimiliano  Pozzoni
                                   -------------------------------
                                   Massimiliano  Pozzoni,
                                   Chief  Executive  Officer  and
                                   Chief  Financial  Officer

EXHIBIT  32.1


CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY
                                   ACT OF 2002


I, Massimiliano Pozzoni, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Otish Mountain Diamond Company on Form 10-QSB for the quarterly period ended June 30, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Otish Mountain Diamond Company.

Date:  August 23,  2004

                                   By:  /s/  Massimiliano  Pozzoni
                                       -------------------------------
                                       Massimiliano  Pozzoni,
                                       Chief  Executive  Officer  and
                                       Chief  Financial  Officer