Form 10QSB
period 2004-09-30
OTISH MOUNTAIN DIAMOND CO
filed 2004-12-21
CIK 1108943

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from             to              .
                                               ----------     ------------

                        Commission File Number: 0 - 32747

                         OTISH MOUNTAIN DIAMOND COMPANY
                         ------------------------------
             (Exact name of registrant as specified in its charter)


           Nevada                                         98-0218688
           ------                                         ----------
(State or other jurisdiction of                       (I.R.S.  Employer
incorporation or organization)                      Identification Number)


   One Penn Plaza, Suite 3600, 250 West 34th Street, New York, New York 10119
   --------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (212) 849-6849
                                 --------------
                           (Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

At November 19, 2004, the registrant had 38, 041,811 shares of Common Stock, no par value, issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Pollard-Kelley Auditing Services, Inc.
Auditing Services
3250 West Market St, Suite 307, Fairlawn, OH 44333 330-864-2265



               Report of Independent Certified Public Accountants



Board  of  Directors
Otish  Mountain  Diamond  Company  and  Subsidiary

We have reviewed the accompanying consolidated balance sheets of Otish Mountain Diamond Company and Subsidiary as of September 30, 2004 and the related consolidated statements of income, stockholders' equity, and cash flows for the three-month and six-month and since inception periods then ended. These interim financial statements are the responsibility of the Company's management.

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

Pollard-Kelley  Auditing  Services,  Inc.

/S/  Pollard-Kelley  Auditing  Services,  Inc.

November  14,  2004
Fairlawn,  Ohio


OTISH MOUNTAIN DIAMOND COMPANY AND SUBSIDIARY
(An Exploration Stage Company)
BALANCE SHEETS
September 30, 2004 and December 31, 2003

                                                  September 30,   December 31,
                           ASSETS                     2004            2003
                                                  ------------    -----------
Current Assets
    Cash in banks                                 $     2,467      $  7,578
                                                  ------------    -----------
      Total Current Assets                              2,467         7,578
Fixed Assets
    Vehicles                                           16,730        16,730
    Office equipment                                    2,475         2,475
                                                  ------------    -----------
                                                       19,205        19,205
    Less accumulated depreciation                      (5,071)       (1,936)
                                                  ------------    -----------
                                                       14,134        17,269
Other Assets
    Website costs less accumulated
      amortization of $8,014                           18,005        24,573
    Mineral rights                                    177,603       148,995
                                                  ------------    -----------
                                                      195,608       173,568
                                                  ------------    -----------
      Total Assets                                $   212,209      $198,415
                                                  ============    ===========

              LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
    Accounts payable                              $    56,266        18,015
    Accrued expenses                                   68,043        21,247
                                                  ------------    -----------
      Total Current Liabilities                       124,309        39,262
Stockholders' Equity
    Series A Preferred stock, 1,000,000 shares
      authorized, 1,000,000 shares outstanding,
      par value $.001 per share                             -         1,000
    Common stock, 600,000,000 shares
      authorized, 38,041,811 shares outstanding,
      par value $.001 per share                        38,042        15,108
    Additional contributed capital                  5,658,869       238,350
    Deficit accumulated during exploration stage   (5,609,011)      (95,305)
                                                  ------------    -----------
                                                       87,900       159,153
                                                  ------------    -----------
      Total Liabilities and Stockholders' Equity  $   212,209      $198,415
                                                  ============    ===========


See accompanying notes to financial statements.


OTISH MOUNTAIN DIAMOND COMPANY AND SUBSIDIARY
(An Exploration Stage Company)
STATEMENT OF OPERATIONS
For the Three Months and Nine Months September 30, 2004, and for the period beginning August 4, 2003 (Inception) through September 30, 2004

                                  Current       Year to       Since
                                  Quarter         Date       Inception
                                ------------  ------------  ------------
Revenues
  Sales                         $         -   $         -   $         -

Cost of sales
  Exploration costs                   1,248       168,771       183,058
                                ------------  ------------  ------------
       Gross Profit                  (1,248)     (168,771)     (183,058)

Expenses
  Administrative                     34,969     5,338,752     5,419,043
                                ------------  ------------  ------------
                                    (36,217)   (5,507,523)   (5,602,101)

Other income and expenses
  Foreign exchange (loss) gain       (3,536)       (6,183)       (5,743)
                                ------------  ------------  ------------

Net Loss                        $   (39,753)  $(5,513,706)  $(5,607,844)
                                ============  ============  ============

Net loss per share              $     (0.00)  $     (0.17)

Average shares outstanding       37,898,648    31,575,516

See accompanying notes to financial statements.


OTISH MOUNTAIN DIAMOND COMPANY AND SUBSIDIARY
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS EQUITY
For the period beginning August 4, 2003 (Inception) through September 30, 2004

                                      Series A                                   Additional
                                      Preferred Stock-----   Common Stock -----  Contributed   Retained
                                        Shares      Amount     Shares    Amount    Capital      Deficit        Total
                                      -----------  --------  ----------  -------  ----------  ------------  ------------
Otish Diamond Corporation
Balance August 4, 2003                         -   $     -            -  $     -  $        -  $         -   $         -
  Shares issued for services                   -         -    8,100,000    8,100           -            -         8,100
  Shares issued for cash                       -         -    3,900,000    3,900     170,100            -       174,000
  Shares issued for mineral rights             -         -    3,000,000    3,000      68,250            -        71,250

  Merger with Otish Mountain Company   1,000,000     1,000      107,750      108           -       (1,167)          (59)

  Net loss for the period                      -         -            -        -           -      (94,138)      (94,138)
                                      -----------  --------  ----------  -------  ----------  ------------  ------------
Balance December 31, 2003              1,000,000     1,000   15,107,750   15,108     238,350      (95,305)      159,153
  Shares issued for services                   -         -   20,300,050   20,300   5,159,700            -     5,180,000
  Shares issued for minerial rights            -         -           50        -          53            -            53
  Shares issued for cash                       -         -    2,634,000    2,634     260,766            -       263,400
  Redemption of Preferred Shares      (1,000,000)   (1,000)           -        -           -            -        (1,000)
  Net loss for the period                      -         -            -        -           -   (5,513,706)   (5,513,706)
                                      -----------  --------  ----------  -------  ----------  ------------  ------------
                                               -   $     -   38,041,850  $38,042  $5,658,869  $(5,609,011)  $    87,900
                                      ===========  ========  ==========  =======  ==========  ============  ============


See accompanying notes to financial statements.


OTISH MOUNTAIN DIAMOND COMPANY AND SUBSIDIARY
(An Exploration Stage Company)
STATEMENT OF CASH FLOWS
For the Three Months and Nine Months September 30, 2004, and for the period beginning August 4, 2003 (Inception) through September 30, 2004

                                                    Current      Year to      Since
                                                    Quarter       Date       Inception
                                                   ---------  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                          $(39,753)  $(5,513,706)  $(5,607,844)
  Adjustments to reconcile net earnings to net
    cash provided (used) by operating activities:
      Depreciation                                    1,055         3,135         5,071
      Amortization                                    2,224         6,568         8,014
      Services paid by stock                            (53)    5,180,000     5,188,100
    Changes in Current assets and liabilities:
      (Decrease) Increase in Accounts payable         4,039        38,251        56,015
      Increase in Accrued expenses                   42,507        46,796        68,043
                                                   ---------  ------------  ------------
      NET CASH (USED) BY
            OPERATING ACTIVITIES                     10,019      (238,956)     (282,601)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of Mineral rights                              -       (28,555)     (106,300)
  Purchase of Website costs                               -             -       (26,019)
  Purchase of Fixed assets                                -             -       (19,205)
                                                   ---------  ------------  ------------
      NET CASH (USED) BY
            INVESTING ACTIVITIES                          -       (28,555)     (151,524)

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in advances                                    -       274,518       274,518
  Payment of advances                               (11,118)      (11,118)      (11,118)
  Redemption of Preferred stock                           -        (1,000)       (1,000)
  Sale of Common stock                                    -             -       174,000
                                                   ---------  ------------  ------------
      NET CASH PROVIDED BY
            FINANCING ACTIVITIES                    (11,118)      262,400       436,400
                                                   ---------  ------------  ------------

NET INCREASE IN CASH                                 (1,099)       (5,111)        2,275
CASH FROM OTISH DIAMOND MERGER                            -             -           192
CASH AT BEGINNING OF PERIOD                           3,566         7,578             -
                                                   ---------  ------------  ------------
CASH AT END OF PERIOD                              $  2,467   $     2,467   $     2,467
                                                   =========  ============  ============

See accompanying notes to financial statements.

                 OTISH MOUNTAIN DIAMOND COMPANY AND SUBSIDIARY.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                               September 30, 2004

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

                               September 30, 2004

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

In the first quarter of 2004 the Company issued 20,300,050 shares of common stock for services valued at $5,180,053. Valuation was based on the approximate trading value of the Company's shares on the date issued.

During the third quarter of 2004 the Company issued 2,634,000 shares of common stock to liquidate $263,400 of advances.

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

                               September 30, 2004

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

WEBSITE  DEVELOPMENT  COSTS
---------------------------

The Company has expended $26,019 in Website Development Costs through September 30, 2004 for internal use software. These cost are being amortized over a three year estimated life.

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

                               September 30, 2004

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

                               September 30, 2004

NOTE  3  -  ADVANCES
--------------------

The advances are funds raised by management for the Company. It is the Company's intention to convert these funds into shares of common stock. On July 15, 2004 the Company entered into subscription agreements at $.10 per share to complete this conversion effort. There was $263,400 of advances were converted to common stock in this transaction.

NOTE  4  -  SERIES  A  PREFERRED  STOCK
---------------------------------------

Each share of preferred, has 15 votes compared to each share of common, which has only one vote. In the second quarter 2004 all outstanding shares of Preferred Stock were redeemed for $1,000.

NOTE  5  -  RELATED  PARTIES
----------------------------

The Company owes the President and shareholder of the Company $35,196 for compensation and expense reimbursement at September 30, 2004 and $17,390 at December 31, 2003.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                           FORWARD LOOKING STATEMENTS

This following information specifies certain forward-looking statements of management of the company, within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements that estimate the happening of future events and are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as "may", "shall", "will", "could", "expect", "estimate", "anticipate", "predict", "probable", "possible", "should", "continue", or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

GENERAL

The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by, our financial statements (and notes related thereto) appearing elsewhere in this report.

Our principal business address is One Penn Plaza, Suite 3600, 250 West 34th Street, New York, New York 10119; our telephone number (212) 849-6849.

Otish Mountain Diamond Company (hereinafter called the "Company") originally incorporated in Nevada under the name First Cypress Technologies, Inc.
                                        ----------------------------------
("First Cypress") on September 14, 1999.

From inception through November 2002, First Cypress was in the process of developing an internet computer software program known as EngineMax. Due to cash flow constraints, software development was suspended in November 2002.

In October 2002, First Cypress acquired a business concept and business plan entitled, the "Money Club Financial". Due to First Cypress's inability to raise the necessary capital to further the Money Club Financial business concept and plan, no monies were spent furthering the Money Club Financial business concept and plan.

In February and April of 2003, First Cypress entered into two (2) option agreements to acquire mineral property rights in British Columbia, Canada, and engaged in mineral exploration activities. In July 2003, First Cypress changed its name to First Cypress, Inc. ("First Cypress, Inc.")
            -------------------

In October 2003, First Cypress, Inc. subsequently changed its name to Otish
                                                                      -----
Mountain Diamond Company in anticipation of the acquisition of Otish Mountain
------------------------                                       --------------
Diamound Corp., a Nevada corporation ("Otish Corp.").  The Company acquired
-------------
mineral rights in the Otish Mountain and Superior Craton regions of Canada, including a joint venture in Lac Leran ("Otish Mountain Claims"). The Company's business plan included the expansion of its mineral rights. The Company engaged in the search for mineral deposits as well as diamond mining and exploration activities on the Otish Mountain Claims. The Company is still in its exploration stage in search of economic deposits of rough diamonds and mineral deposits on the Otish Mountain Claims. Recently, aeromagnetic surveys were flown and samples were collected. The Company is awaiting the final results on samples lab analysis.

The Company is in the process of transitioning into the oil and gas industry. In order to identify the Company's intent to consider other business opportunities and subsequently transition away from the diamond exploration industry, the Company is in the process of changing its name to Gulf Coast Oil and Gas Inc.
                                                     ---------------------------
("Gulf Coast Oil and Gas"). The Company is in the process of transitioning its focus to oil and gas exploration activities in Southeast Texas, specifically Jasper County, Texas. The Company intends to develop five (5) to six (6) wells in the town of Kirbyville in Jasper County, Texas. ("North Champions Prospect").

While the Company plans to develop five (5) to six (6) wells into producing wells, the Company currently has no revenues or business. The Company's assets presently total $212,209.

The Company's functional currency is the Canadian Dollar. For financial statement presentation purposes the statements have been translated into U.S. Dollars. All of the monetary values reflected herein are in U.S. Dollars unless otherwise stated.

RESULTS OF OPERATIONS.

We have not yet realized any revenue from operations and we do not expect to be able to generate any revenues until we raise the necessary capital in order to drill and develop five (5) to six (6) wells.

PLAN OF OPERATIONS

During the next twelve (12) months, the Company expects to consider other business opportunities and subsequently transition away from the diamond exploration industry to the oil and gas industry. In order to impress upon the public that the Company is moving in a new direction, the Company has proposed a name change to Gulf Coast Oil & Gas Inc. A copy of the Company's Preliminary and
               ------------------------
Definitive Information Statements on Form 14(c), filed with the Commission, November 5, 2004 and November 29, 2004, respectively, is available without charge to stockholders and may be obtained by writing to the Company at One Penn Plaza, Suite 3600, 250 West 34th Street, New York, New York 10119. Furthermore, the Company expects to enter into oil and gas leases in Southeast Texas. After evaluating several prospects in Southeast Texas, the Company has identified the North Champions Prospect as a favorable geological area with known oil and gas bearing zones.

Since September 2004, we have performed substantial due diligence on the 750 acres of undrilled oil and gas leasehold acreage located in Jasper County subject to our option. Our due diligence has determined our lease option purchase price ranging from $20-100 per acre (the option purchase price is dependent upon what mineral rights the owners are willing to accept) represents good value as the going price for oil and gas leases in this part of Japer
County due to the fact that Jasper County has experienced much drilling and production since 1928 and is a favorable geological area with known oil and gas bearing zones. Our subject 750 acre leasehold is undeveloped yet in a known and highly productive geological area; it is also surrounded by existing oil and gas production which offers the possibility of offsetting existing production and/ or drilling new wells based on the available geology and seismic data.

The North Champions Prospect is a well defined structural four way closure. True four way closures trap oil and gas and usually have stacked multiple pay sands when fault and structural timing are correct. The North Champions Prospect is specifically designed to test the highly prolific upper 1st, 2nd, 3rd and 5th Wilcox sands and the Geronimo sand package ("Upper Wilcox Sands") which also produce in the Champions Field and Joe's Lake Field. Most notably, the Upper Wilcox Sands produce 3.5 million barrels of oil ("MMBO") and 12.9 billion cubic feet of gas ("BCF") in the Champions Field to the south of the North Champions Prospect and 7 MMBO in Joe's Lake Field to the west of the North Champions Prospect. The North Champions Prospect is analogous to the Champions Field, Joe's Lake Field and the nearby South Theuvenins prospect drilled by Blue Ridge Energy Group in December 2001 because all four (4) prospects are four way closures (anticlines) defined by several 2D seismic lines. If all four (4) prospects are true four way closures, each can be expected to trap oil and gas, as well as stack multiple pay sands when fault and structural timing are correct. This is exactly what occurred at the South Theuvenins prospect and the Company feels that we have the same timing and potential at the North Champions Prospect.

At the South Theuvenins prospect, the first well drilled had stacked pays in ten
(10) sands and is still producing 2,000,000 Cubic Feet of Gas and 400 Barrels of Oil per Day (BOPD) nicely since the original completion over a year ago. As anticipated, the South Theuvenins prospect was a true four way anticlinal closure. Presently, there are four (4) very good development wells on line and producing. One (1) well has two (2) zones producing as a dual completion which means six (6) completions are active in the field. Thus, if in fact the North Champions Prospect is a true four way anticlinal closure, no test drilling shall be conducted nor shall any further studies be done. Upon sufficient financing, the five (5) to six (6) wells shall be drilled and put into production on the existing, nearby infrastructure.

In addition to the North Champions Prospect, we also intend to continue reviewing other undeveloped acreage in the Texas Gulf Coast area, which is currently controlled by major oil and gas companies, for other potential drilling prospects. The Company believes this acreage has not yet been drilled because of a shift of funding by the larger companies towards larger international projects since overseas or offshore exploration projects are produced on a larger scale and are more rentable than smaller targets, such as the exploration prospects in Texas. The major oil and gas companies are actively encouraging joint ventures (farm-outs of their leases and/or direct leasing of their mineral ownership) in these areas with smaller oil and gas companies, such as us. With respect to these prospects, the major oil and gas companies generally allow us to use their proprietary geologic and seismic databases at no cost to us to evaluate the prospect before our risk capital is committed to drilling the well.

As of September 30, 2004, our working capital is $2,467 compared to $7,578 as of December 31, 2003. In order to drill and fully develop the North Champions Prospect, the Company will need to drill five (5) to six (6) wells at a depth of ten-thousand (10,000) feet. The anticipated cost for complete drilling and development of each well is between one point five million dollars ($1.5M) to two million dollars ($2M). The Company will raise the necessary funds through private placements and Private Investment in Public Equity ("PIPE") financing transactions. After we raise those funds, we intend to proceed with the exploration and development of the property, to determine if there exist commercially exploitable reserves of oil and natural gas. Our continuation as a going concern is dependent on our ability to obtain additional financing, generate cash flow to meet our obligations, and to become profitable.

Our plan of operation for the next twelve (12) months is contingent upon raising the necessary funds to implement this business plan. If we raise such funds, we plan to focus on four (4) key steps during the next twelve (12) months.

     - Incorporate, analyze, identify and high-grade all the information obtained from the geophysical studies conducted by geophysicist, Mr. Don Frazier, to select locations to be drilled.
     -    Develop  a  plan  and  budget  to  drill the North Champions Prospect.
     - Obtain drilling and operating permits in preparation for initial drilling program on this acreage.
     - Drill five (5) to six (6) wells to a maximum depth between 10,000' and 11,000' in the geological formation which includes the Upper Wilcox Sands.
     -    No  test  drilling  nor  further  studies  shall  be  conducted.

The above operations are estimated to cost approximately one point five million dollars ($1.5M) to two million dollars ($2M) for each well; allocated as follows: (a) $25,000.00 per day for the use of the drilling rig; (b) $250,000.00 for preparation of the location; and (c) the remainder for materials, such as casing, tubing, wellhead, surface pipelines, drilling mud, cement, etc.

At present, the Company has no proven properties. During the next twelve (12) months there are no expected purchases or sales of properties, plant equipment, or significant equipment.

EMPLOYEES. In order to minimize overhead costs, the Company does not anticipate the hiring of any additional employees. On August 16, 2004, James Chapman resigned from the Board of Directors of the Company, reducing the number of directors to two (2) members, Massimiliano Pozzoni and Benjamin A. Carter. Since the Board of Directors does not have any committees at this time, Mr. Chapman did not serve on any committees. The Board of Directors has decided not to fill the vacant position created by Mr. Chapman's resignation at this time. A copy of the Company's Current Report on Form 8-K, filed with the Commission, October 27, 2004 is available without charge to stockholders and may be obtained by writing to the Company at One Penn Plaza, Suite 3600, 250 West 34th Street, New York, New York 10119.

The anticipated number of employees is two (2) persons, specifically the two (2) remaining directors, Massimiliano Pozzoni and Benjamin A. Carter. The Company does not anticipate the hiring of any additional employees until we have secured adequate financing to meet all or substantially all of our budgeted commitments for the next twelve (12) months. The Company does not expect any other significant changes in the number of employees during the next twelve (12) months.

OFF-BALANCE SHEET ARRANGEMENTS. We have no significant off-balance arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

ITEM 3. - CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures. Management, specifically the Chief Executive Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) and 15d-14(c). This evaluation was conducted as of September 30, 2004. Based on that evaluation, the Chief Executive Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date the Chief Executive Officer completed his evaluation.

(b) Changes in Internal Control Over Financial Reporting. Our Chief Executive Officer has indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no such control actions with regard to significant deficiencies and material weaknesses.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
The Company is not a party to any pending legal proceeding. From time to time, we may be involved in legal proceedings, including those arising from our operations and the amounts due suppliers.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There has been no material default in the payment of principal, interest, a sinking or purchase fund installment, or any other material default with respect to any indebtedness of the Company exceeding five (5) percent of the total assets of the issuer.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted for a vote of our security holders during the third quarter of 2004.

ITEM 5.  OTHER INFORMATION

There were no material changes to the procedures by which security holders may recommend nominees to the registrant's board of directors.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

   31.1. Rule 13a-14(a) Certification of Chief Executive Officer and Chief Financial Officer
   32.1. Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

None.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                OTISH MOUNTAIN DIAMOND COMPANY
                                (Registrant)

                                 /s/ Massimiliano Pozzoni
                                 ---------------------------------------
                                 MASSIMILIANO POZZONI
                                 CHIEF EXECUTIVE OFFICER AND
                                 CHIEF FINANCIAL OFFICER

Date: December 21, 2004