Form 10KSB
period 2004-12-31
Gulf Coast Oil & Gas Inc.
filed 2005-05-05
CIK 1108943

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 000-32747

GULF COAST OIL & GAS, INC.

(Formerly Otish Mountain Diamond Company)
(Name of Small Business Issuer in its Charter)

NEVADA	98-0128688
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

ONE PENN PLAZA, SUITE 3600
250 WEST 34TH STREET
NEW YORK, NEW YORK	10119
(Address of principal executive offices)	(Zip Code)

Issuer’s Telephone Number: (212) 849-6849

Securities registered under Section 12(b) of the Exchange Act:

(Title of each class)	(Name of each exchange on which registered)
NONE	N/A

Securities registered under Section 12(g) of the Exchange Act:

COMMON STOCK, PAR VALUE $.001
(Title of each class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☐ NO ☒

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

State issuer’s revenues for its most recent fiscal year: $0.00.

State the aggregate market value of the voting stock held by non-affiliates of the issuer (based upon 17,116,738 shares held by non-affiliates and the closing price of $0.20 per share for Common Stock in the over-the-counter market as of December 31, 2004): $3,423,348.

Number of shares of the issuer’s common stock, par value $.001, outstanding as of December 31, 2004: 38,041,811 shares.

DOCUMENTS INCORPORATED BY REFERENCE: NONE.

Transitional Small Business Disclosure Format            YES ☐ NO ☒

GULF COAST OIL & GAS, INC.
(Formerly Otish Mountain Diamond Company)
Form 10-KSB

PART I

THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 PROVIDES A “SAFE HARBOR” FOR FORWARD LOOKING STATEMENTS. This Form 10-KSB contains statements that are not historical facts. These statements are called “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements involve important known and unknown risks, uncertainties and other factors and can be identified by phrases using “estimate,” “anticipate,” “believe,” “project,” “expect,” “intend,” “predict,” “potential,” “future,” “may,” “should” and similar expressions or words. Our future results, performance or achievements may differ materially from the results, performance or achievements discussed in the forward-looking statements. There are numerous factors that could cause actual results to differ materially from the results discussed in forward-looking statements, including:

•	Changes in existing product liability, tort or warranty laws or the introduction of new laws, regulations or policies that could affect our business practices: these laws, regulations or policies could impact our industry as a whole, or could impact only those portions in which we are currently active.

•	Changes in economic conditions, including changes in interest rates, financial market performance and our industry: these types of changes can impact the economy in general, resulting in a downward trend that impacts not only our business, but all companies with which we compete; or, the changes can impact only those parts of the economy upon which we rely in a unique fashion, including, insurance related businesses.

•	Changes in government regulations: these regulations could have a negative impact on our earnings; for example, laws relating to insurance regulation that could increase our costs of operations.

•	Changes in relationships with major customers and/or suppliers: an adverse change in our relationships with major customers and/or suppliers would have a negative impact on our earnings and financial position.

•	Armed conflicts and other military actions: the considerable political and economic uncertainties resulting from these events, could adversely affect our order intake and sales, particularly in the insurance market.

•	Factors that we have discussed in previous public reports and other documents filed with the Securities and Exchange Commission.

This list provides examples of factors that could affect the results described by forward-looking statements contained in this Form 10-KSB. However, this list is not intended to be exhaustive; many other factors could impact our business and it is impossible to predict with any accuracy which factors could result in which negative impacts. Although we believe that the forward-looking statements contained in this Form 10-KSB are reasonable, we cannot provide you with any guarantee that the anticipated results will be achieved. All forward-looking statements in this Form 10-KSB are expressly qualified in their entirety by the cautionary statements contained in this section and you are cautioned not to place undue reliance on the forward-looking statements contained in this Form 10-KSB. In addition to the risks listed above, other risks may arise in the future, and we disclaim any obligation to update information contained in any forward-looking statement.

Item 1. DESCRIPTION OF BUSINESS

The Company.

BUSINESS DEVELOPMENT

Otish Mountain Diamond Company was originally incorporated in Nevada under the name First Cypress Technologies, Inc. (“First Cypress”) on September 14,1999. The Company was in the process of developing an internet computer software program known as EngineMax, which was suspended in November 2002. The Company is currently engaged in diamond exploration activities in the Otish Mountain area of Northern Quebec, Canada. The Company is in its exploration state as it is engaged in the search for mineral deposits.

Prior to the Acquisition, discussed below, the Company had been in the process of developing an internet computer software program that was suspended in November 2002. In October 2002, the Company acquired certain items constituting the “Money Club Financial” business concept and business plan (the “Money Club”). Due to the Company’s inability to raise the necessary equity capital to further the Money Club Financial business concept, no monies were spent furthering the business concept from the date of acquisition to September 30, 2003. The Company discontinued its involvement in these operations in the third quarter of 2003. The Company owned an option to purchase a 100% undivided interest in the Cahill Mineral Claims in the Osoyoos Mining Division in British Columbia, Canada, which the Company chose to let expire. The Company also owned an option to purchase a 70% undivided interest in the Eddy Mineral Claims in the Fort Steele Mining District of British Columbia, Canada. The Company acquired a 50% interest in the Temagami Claim in the Sudbury Mining Division in Ontario, Canada, which it has abandoned. The Company intends to also allow its option on the Eddy Mineral Claims to expire when the exploration expenditures on the claim become due during 2004. At December 31, 2004 the Company decided to abandon its mineral rights.

In July 2003, the Company changed its name to First Cypress, Inc. The Company subsequently changed its name to Otish Mountain Diamond Company in October 2003, in anticipation of the acquisition of Otish Mountain Diamond Corp., a Nevada corporation (hereinafter “Otish Corp.”), discussed below.

In October 2003, the Company issued 1,000,000 shares of Series A Preferred Stock, that are entitled to fifteen (15) votes per shares (or an aggregate of 15,000,000 votes) to Philipp Buschmann. Control of the Company shifted to Mr. Buschmann at that time. In November 2003, First Cypress, Otish Corp. and the former Otish Corp. shareholders entered into an Exchange Agreement (the “Exchange” or “Acquisition”) whereby the Company acquired 100% of the issued and outstanding shares of Otish Corp. in exchange for 15,000,000 shares of the Company’s common stock.

Otish Mountain Diamond Company, a Nevada corporation, herein being referred to as the “Company” owns one hundred percent (100%) of Otish Mountain Diamond Corp., a Nevada corporation herein being referred to as Otish Corp. A reference herein to the Company includes a reference to Otish Corp. and vice-versa unless otherwise provided.

On November 30, 2003, the Company successfully acquired 100% of Otish Mountain Diamond corp. (“Otish Corp.”). The business activities of Otish Corp. became the business activities of the Company. In connection with the merger the capitalization of the Company was amended to reflect a 220:1 reverse stock split and to increase the authorized capital to 600,000,000 shares, consisting of 500,000,000 common shares with a par value of $0.001, and 100,000,000 preferred shares with a par value of $0.001. Also, 1,000,000 shares of a Serial A Preferred were issued for services rendered. Finally, the then president of the Company entered into two agreements with the Company; one, assumed all the known liabilities of the Company, and the second, agreed to convert debt owed the president of $236,000 into 236,000 shares of Company stock.

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

On January 13, 2005, the Company changed its name to Gulf Coast Oil & Gas, Inc.

PRINCIPAL PRODUCTS AND SERVICES

The Company is engaged in diamond exploration activities in the Otish Mountain area of Northern Quebec, Canada. The Company has mineral rights in the Otish Mountain and Superior Craton regions of Canada, discussed in more detail in “Item 2. Description of Property.” The current business plan includes the expansion of its mineral rights and the mining of diamonds. The current exploration program consists of aerial aeromagnetic surveys of the Staked Property (discussed in more detail below in “Description of Property”), ground sampling and laboratory testing of the gathered samples. The Staked Property is located in an under-explored area that is in close proximity to such diamond discovery properties as Ashton Mining and Majescor. The Staked Property is within such a distance to these diamond discovery properties that geologist Jim Chapman, a Director of the Company, believes that there is good potential for the discovery of diamond bearing kimberlites on the Staked Property.

The Company believes that it currently has adequate resources to explore the Staked Property in search of an economic deposit of rough diamonds and to complete its exploration program. If, as a result of its exploration program, the Company discovers an economic deposit of rough diamonds on the Staked Property, the Company will execute a feasibility plan for the development of a mining operation, at which time the Company will need additional funding to execute the plan and develop the mining operation, as discussed below in “Item. 6. Management’s Discussion and Analysis”. In the event that, after completion of the exploration program, the Company has not discovered an economic deposit of rough diamonds on the Staked Property, the Company will consider other high potential exploration projects, as is also discussed below in “Item. 6. Management’s Discussion and Analysis”.

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

DEPENDENCE ON ONE OR A FEW CUSTOMERS

Currently, a significant majority of the Company’s resources are being used for exploration. The Company does not have any existing customers.

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

Recent Events

Item 2. Description of Property

The Company acquired an undivided 100% right, title, and interest in and to certain mining claims covering 492 claims comprising approximately 62,000 acres of staked property in the Otish Mountain and Superior Craton regions of Quebec, Canada pursuant to an Assignment of Interest in Mineral Property Option Agreements (the “Assignment”). Pursuant to the Assignment, the Company received the following Mineral Property Option Agreements (the “Agreements”):

(1)	The “Lac Joubert” Mineral Property Option Agreement, as amended, covering 34 claims comprising approximately 4,341 acres;

(2)	The “Lac Orillat” Mineral Property Option Agreement, as amended, covering 39 claims comprising approximately 4,978 acres;

(3)	The “Lac Herve” Mineral Property Option Agreement, as amended, covering 277 claims comprising approximately 34,382 acres;

(4)	The “Lac Square Rock” Mineral Property Option Agreement, as amended, covering 74 claims comprising approximately 9,488 acres;

(5)	The “Lac Taffanel Mineral Property Option Agreement, as amended, covering 60 claims comprising approximately 7,615 acres;

(6)	The “Lac Leran # 2” Mineral Property Option Agreement, as amended, covering one claim comprising approximately 129 acres; and

(7)	The “River Ruisseau” Mineral Property Option Agreement, as amended, covering 6 claims comprising approximately 750 acres.

The Company exercised its option with respect to all of the Agreements to acquire all of the claims.

In addition, the Company has signed a Joint Venture agreement with Miranda Gold Corp whereby the Company invested $55,000 for a 45% interest in the Lac Leran exploration project which comprises 119 claims of approximately 15,000 acres. Hereinafter the claims acquired pursuant to the Agreements and the Joint venture in Lac Leran are collectively referred to as the “Otish Mountain Claims.” The Otish Mountain Claims are accessible by plane or helicopter.

Leases will expire in the first quarter of 2005 and a minimum of CND $135 per claim must be spent on exploration activities during the 24 month life of the leases. The total number of claims is 492. Joint Venture claims amount to 119. This is the first diamond exploration program to take place on these properties.

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

The Company is in its exploration stage. Airborne magnetic surveys have been conducted over 75,000 acres of Otish Mountain Claims. About 30 geophysical anomalies have been identified. Ground samples will be taken during the summer of 2004. The samples will be tested for microdiamond content in a laboratory. The program is exploratory in nature and the properties are without known reserves. The Company’s program is dependent on adequate financing as discussed below in “Item 6. Management’s Discussion and Analysis or Plan of Operation” under the headings “Liquidity and Capital Resources” and “Risk Factors.”

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

Item 3. Legal Proceedings

None

Item 4. Submission Of Matters To Vote Of Security Holders

None

Part II

Item 5. Market for Common Equity and Related Stockholder Matters.

Gulf Coast Oil & Gas, Inc’s Common Stock trades on the NASDAQ’S OTC Bulletin Board under the symbol                     . The high and low closing bid information for our Common Stock during the year ended December 31, 2004 is based on information received from Bloomberg L.P., the NASDAQ Trading and Market Services, and a company market maker.

Quarter Ended	High	Low
March 31, 2003	$26.00	$24.00
June 30, 2003	$8.00	$7.00
September 30, 2003	$3.80	$3.80
December 31, 2003	$0.80	$0.74
March 31, 2004	$1.05	$1.05
June 30, 2004	$0.51	$0.42
September 30, 2004	$0.30	$0.30
December 31, 2004	$0.25	$0.20

The quotations reflect inter-dealer price, without mark-up, mark-down or commission and may not represent actual transactions. As of December 31, 2004, there were approximately 34 shareholders of record of our common stock.

Gulf Coast Oil & Gas, Inc. has never declared or paid any cash dividends on the capital stock and does not anticipate paying any cash dividends on the capital stock in the foreseeable future. Gulf Coast Oil & Gas, Inc. intends to retain the earnings, if any, to finance the expansion of the business. The declaration and payment of dividends in the future, if any, will be determined by the Board of Directors in light of conditions then existing, including our earnings, financial condition, capital requirements and other factors.

Recent Sales of Unregistered Securities

In October 2002, the Company issued 375 shares of its common stock, $.001 par value per share which were not registered under the Act to Elaine Lugo to acquire the “Money Club Financial” business concept, web site, technology and business plan. The Company claims an exemption from registration pursuant to Section 4(2) of the Act.

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

In August and November 2003, the Company issued 3,000,000 shares of its common stock and paid $77,745 for mineral rights in the Otish Mountain and Superior Craton regions of Quebec, Canada. The Company claims an exemption form registration pursuant to Section 4(2) of the Act.

In December, 2003, the Company issued 15,000,000 shares of its common stock, $.001 par value per share which were not registered under the Act to the former Otish Corp. shareholders pursuant to an Exchange Agreement whereby Otish Corp. became a wholly-owned subsidiary of the Company. The Company claims an exemption from registration afforded by Rule 506 of Regulation D under the Act.

In December, 2003, the Company issued an aggregate of 3,000,000 shares of its common stock, $.001 par value per share which were not registered under the Act to three entities and one individual in consideration for $300,000 pursuant to Subscription Agreements. The Company claims an exemption from registration afforded by Rule 506 of Regulation D under the Act.

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

In the first quarter of 2004 the Company issued 20,300,050 shares of common stock for services valued at $5,180,053. Valuation was based on the approximate trading value of the Company’s shares on the date issued. The Company claims an exemption from registration pursuant to Section 4(2) of the Act.

Item 6. Management’s Discussion and Analysis Of Financial Condition and Results of Operations.

THE FOLLOWING DISCUSSION OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF HARTVILLE GROUP SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT.

THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES, HARTVILLE GROUP ‘S ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, INCLUDING, BUT NOT LIMITED TO COMPETITION AND OVERALL MARKET CONDITIONS.

PLAN OF OPERATION

Otish Mountain Diamond Company is engaged in diamond exploration activities in the Otish Mountain area of Northern Quebec, Canada. The Company was organized on September 14, 1999. The Company is in its exploration state as it is engaged in the search for mineral deposits. From inception to December 31, 2004, the Company has not generated any revenues.

The Company believes that it can satisfy its cash requirements until December 31, 2005 since the Company decided to abandon its mineral rights at December 31, 2004. At this time, no other additional financing has been secured or identified. The Company does not have any commitments for additional financing. The Company cannot make any assurance that financing will be available on terms favorable to the Company, or at all. The Company has no commitments from officers, directors or affiliates to provide funding. There can be no assurance that any new capital will be available to the Company or that adequate funds will be sufficient for Company operations, whether from the Company’s financial markets or private sources, or that other arrangements will be available when needed or on terms satisfactory to the Company. If adequate funds are not available to the Company on acceptable terms, the Company will have to delay, curtail or scale back some or all of its operations.

During the next twelve months there are no expected purchases or sales of plant and significant equipment. The Company does not expect any significant changes in the number of employees during the next twelve months.

Prior to the Acquisition, the Company had been in the process of developing an internet computer software program that was suspended in November 2002. In October 2002, the Company acquired certain items constituting the “Money Club Financial” business concept and business plan (the “Money Club”), but subsequently discontinued its involvement. The Company owned an option to purchase a 100% undivided interest in the Cahill Mineral Claims in the Osoyoos Mining Division in British Columbia, Canada, which the Company chose to let expire. The Company also owned an option to purchase a 70% undivided interest in the Eddy Mineral Claims in the Fort Steele Mining District of British Columbia, Canada. The Company acquired a 50% interest in the Temagami Claim in the Sudbury Mining Division in Ontario, Canada, which it has abandoned. The Company intends to also allow its option on the Eddy Mineral Claims to expire when the exploration expenditures on the claim become due during 2004.

In November 2003, the Company successfully acquired 100% of Otish Corp. The business activities of Otish Corp. became the business activities of the Company. Through Otish Corp., the Company is conducting a two-year diamond exploration program in the Otish Mountain area of Northern Quebec with respect to the Otish Mountain Claims. At December 31, 2004 the Company decided to abandon its mineral rights and thereby eliminate any further expense.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED DECEMBER 31, 2004

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

The Company is in its exploration state as it is engaged in the search for mineral deposits. The Company has not generated any revenues since inception, August 4, 2003. The Company incurred a net loss of $5,781,342 for the fiscal year ended December 31, 2004. The net loss was due to $192,127 of exploration costs and $5,388,206 of administrative expenses. During the period from inception to December 31, 2004, the Company accumulated operating losses of $5,875,480.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2004, the Company had cash of $1,912. The Company had negative cash flows from operations of $251,236 during the period ended December 31, 2004.

The Company used $18,830 of cash for investing activities, consisting of $18,830 to purchase mineral rights.

Cash flows from financing activities is the Company’s primary source of cash. The Company received $264,400 of cash from the sale of common stock during the period ended December 31, 2004.

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

New Accounting Standards
In December 2004, FASB issued a revision of Statement No. 123. Statement No. 123®, Share-Based Payment, is broader in scope than the original statement, which was more narrowly focused on stock-based compensation, and makes significant changes to accounting for “payments” involving employee compensation and “shares” or securities, in the form of stock options, restricted stock or other arrangements settled in the reporting entity’s securities. Most significant in the standard is the requirement that all stock options be measured at estimated fair value at the grant date and recorded as compensation expense over the requisite service period associated with the option, usually the vesting period. The revised standard becomes effective for interim periods beginning after June 30, 2005 and may be applied prospectively to stock options granted after the effective date and any unvested stock options at that date.

Although the Company’s management has not completed its analysis of the revised standard, the effect of the revised standard’s implementation will be recognition of compensation expense associated with stock options. Previously, the Company has used the intrinsic-value method which did not result in expense recognition but, instead, required pro forma presentation of what compensation expense would have been recorded if the fair-value measurement and expense recognition provisions had been applied.

A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and various regulatory agencies. Because of the tentative and preliminary nature of these proposed standards, management has not determined whether implementation of such proposed standards would be material to the Company’s consolidated financial statements.

Ability to Continue as a Going Concern

The Company’s Auditors have expressed substantial doubt about the Company’s ability to continue as a going concern. Pollard-Kelley Auditing Services, Inc., in their independent auditor’s report, have expressed “substantial doubt as to the Company’s ability to continue as a going concern based on operating losses it has incurred since inception. The Company’s financial statements do not include any adjustments that might result from the outcome of that uncertainty. The going concern qualification is also described in Note 6 of the Notes To Financial Statements.

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

Going Concern. The Company is in its exploration stage as it is in search of mineral deposits and has not found any proven or probable reserves. The Company has not generated significant revenues or profits to date. These factors among others indicate that the Company may be unable to continue as a going concern, particularly in the event that it cannot obtain additional financing to continue its exploration for proven or probable reserves, as discussed in “Item 6. Management’s Discussion and Analysis or Plan of Operation” under the headings “Liquidity and Capital Resources” and “Risk Factors.” The Company’s continuation as a going concern depends upon its ability to generate sufficient cash flow to conduct its operations and its ability to obtain additional sources of capital and financing. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Mineral Rights. The Company uses the “full costs method” of accounting for its mineral reserves. Under this method of accounting, properties are divided into cost centers. The Company presently has two cost centers. All acquisition, exploration, and development costs for properties within each cost center are capitalized when incurred. The Company intends to deplete these costs equally over the estimated units to be recovered from the properties. The Company has capitalized $148,995 of mineral rights. The Company has not taken a valuation allowance regarding the possibility that it may not be able to recover any of these costs considering the facts that it has not found any proven or probable reserves and is in need of additional financing. If the Company does not find such reserves and/or does not receive additional financing, it would have a material adverse effect on the Company’s ability to recover the costs of the mineral rights.

Foreign Currency Translation. The Company’s primary functional currency is the Canadian Dollar. For financial statement presentation the statements are translated in U.S. dollars. Monetary assets and liabilities are translated at year-end exchange rates while non-monetary items are translated at historical rates. Income and expense accounts are translated at the average rates in effect during the period, except for depreciation, which is translated at historical rates. Therefore, translation adjustments and transaction gains or losses are recognized in the income in the period of occurrence. The Company recognized a foreign exchange gain during the period ended December 31, 2003, however, due to fluctuations in the price of the Canadian Dollar relative to the U.S. Dollar, the Company could recognize a foreign exchange loss in the future.

Item 7. Financial Statements And Supplementary Data

Our financial statements and supplementary data are attached hereto.

Item 8. Changes in and Disagreements With Accountants On Accounting And Financial Disclosure.

None

Item 8a.Controls and Procedures

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. As of December 31, 2004, an evaluation was carried out, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (the “CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2004. The Company has not completed its evaluation of the effectiveness of its internal control over financial reporting as of the end of its most recent fiscal year. As permitted by the SEC’s final rule dated March 2, 2005 (Release No. 33-8545), the Company expects to complete its evaluation of the effectiveness of its internal control over financial reporting on or before December 31, 2006, and will include the results of such evaluation in management’s annual report on internal control over financial reporting to be included in its Annual Report on Form 10-KSB as of December 31, 2006. In addition, the Company anticipates that its independent registered public accounting firm will complete and provide to the Company such firm’s attestation report on management’s assessment of the Company’s internal control over financial reporting on December 31, 2006, and the Company will also include such attestation report to its Annual Report on Form 10-KSB.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT;
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

The Directors and Officers of the Company are as follows:

			Served as a
Name	Age	Position	Director Since:
Massimiliano Pozzoni	29	Chief Executive Officer,	November 2003
		President and Director

Benjamin A. Carter	32	Director	November 2003

Massimiliano Pozzoni has served as the Company’s Chief Executive Officer and a Director since November 2003. Mr. Pozzoni has served as VP of Business Development for Falcon Natural Gas Corp. since March 2004. Mr. Pozzoni attended London Business School from 2001 to 2003 where he received his MBA. During the summer of 2002, Mr. Pozzoni worked as a Summer Associate at Lehman Brothers in their private Client Services group in London and New York. From January 1999 to June 2001, Mr. Pozzoni held various positions with Schlumberger Oilfied Services Ltd. such as Applications Engineer, Alliance Coordinator and Sales Engineer. He worked for Schlumberger in Ecuador, Columbia and in the U.S. From 1994 to 1998 Mr. Pozzoni attended the University of Kansas in Lawrence where he received a BS in Business Administration with an emphasis in International Business Enterprise.

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

EMPLOYMENT AND CONSULTING AGREEMENTS

Effective September 2003, the Company entered into an employment agreement with Massimiliano Pozzoni to serve as the Company’s President, Chief Executive Officer and as a Director for one year. Mr. Pozzoni receives $5,000 per month under the employment agreement. The Company has also agreed to provide Mr. Pozzoni with a housing allowance of $3,000 per month. The Company has also agreed to pay or reimburse Mr. Pozzoni for an automobile used primarily in business travel by Mr. Pozzoni on behalf of the Company. If Mr. Pozzoni terminates the agreement for “Good Cause” (as defined in the agreement) or the Company terminates the agreement for no reason, the Company will be obligated to pay Mr. Pozzoni a one lump sum of $15,000 in cash plus all compensation earned through the date of termination.

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

SECTION 16 (A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the securities Exchange Act of 1934, as amended, requires the Company’s directors, executive officers and persons who own more than 10% of a class of the Company’s equity securities which are registered under the Exchange Act to file with the Securities and Exchange Commission initial reports of ownership and reports of changes of ownership of such registered securities. Such executive officers, directors and greater than 10% beneficial owners are required by Commission regulation to furnish the Company with copies of all Section 16(a) forms filed by such reporting persons.

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and on representations that no other reports were required, no person required to file such a report failed to file during fiscal 2003. Based on stockholder filings with the SEC, Massimiliano Pozzoni, Benjamin Carter and Jim Chapman are subject to Section 16(a) filing requirements.

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

SUMMARY COMPENSATION TABLE

						LONG-TERM COMPENSATION
		ANNUAL COMPENSATION						AWARDS		PAYOUTS
								SECURITIES
								UNDERLY-
					OTHER	RE-		ING
					ANNUAL	STRICTED		OPTIONS/		OTHER
NAME AND PRINCIPAL					COMPEN-	STOCK		SARs	LTIP	COMPEN-
POSITION	YEAR	SALARY		BONUS	SATION	AWARD(S)		(NUMBER)	PAYOUTS	SATION

Massimiliano Pozzoni	2004	$20,000	(1)	—	—	—		—	—	—
CEO, President	2003	$0		—	—	—		—	—	—
and Director

Philipp Buschmann	2004	$0		—	—	$50,000	(2)	—	—	—
CEO, President	2003	$0		—	—	—		—	—	—
Secretary, Treasurer	2002	$0		—	—	—		—	—	—
and Director

Robert Rosner	2004	$—		—	—	—		—	—	—
Former CEO	2003	$0	(3)	—	—	—		—	—	—
President and	2002	$0	(3)	—	—	—		—	—	—
Director

(1) The Company owed Mr. Pozzoni $71,112.90 for compensation and expense reimbursement at December 31, 2004.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of December 31, 2004, with respect to the beneficial ownership of the common stock by (i) each director and officer of the Company, (ii) all directors and officers as a group and (iii) each person known by the Company to own beneficially 5% or more of the common stock:

Name and Address of	Shares Owned	% of Class
Beneficial Owner	Beneficially(1)	Owned
Massimiliano Pozzoni	5,500,000	14.46%

Benjamin A. Carter	200,000	*

Miranda Gold Corp.	2,750,000	7.8%

All Officers and Directors	5,900,000	16.7%
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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In the first quarter of 2004 the Company issued 20,300,050 shares of its common stock for services valued at $5,180,053. Valuation was based on the approximate trading value of the Company’s shares on the date issued.

In December 2003, the Company issued 5,000,000 shares of its common stock to Massimiliano Pozzoni, the Company’s Chief Executive Officer and a Director, pursuant to the Exchange. The Company also issued 200,000 shares of its common stock each to Benjamin Carter and Jim Chapman pursuant to the Exchange.

In November 2003, Robert Rosner, the Company’s former President and Chief Executive Officer, entered into an agreement with the Company, whereby Mr. Rosner agreed to convert debt of approximately $232,120 into 236,120 shares of Company common stock.

In October, 2003, the Company issued 1,000,000 shares of Series A Preferred Stock, that are entitled to fifteen (15) votes per shares (or an aggregate of 15,000,000 votes), to Philipp Buschmann in consideration for services rendered to the Company as its former Chief Executive Officer and as a former Director.

Effective September 2003, the Company entered into an employment agreement with Massimiliano Pozzoni to serve as the Company’s President, Chief Executive Officer and as a Director for one year. Mr. Pozzoni receives $5,000 per month under the employment agreement. The Company has also agreed to provide Mr. Pozzoni with a housing allowance of $3,000 per month. The Company has also agreed to pay or reimburse Mr. Pozzoni for an automobile used primarily in business travel by Mr. Pozzoni on behalf of the Company. If Mr. Pozzoni terminates the agreement for “Good Cause” (as defined in the agreement) or the Company terminates the agreement for no reason, the Company will be obligated to pay Mr. Pozzoni a one lump sum of $15,000 in cash plus all compensation earned through the date of termination. The Company owes Mr. Pozzoni $17,390 for compensation and expense reimbursement at December 31, 2003.

Concurrently with the closing of the acquisition of the Money Club Financial business concept, Mr. Rosner surrendered 12,500 post-split shares of the Company’s common stock for cancellation and transferred to Ms. Lugo 12,500 post-split shares of his common stock. Mr. Carl Chow, the former Secretary and Treasurer, surrendered 62,500 post-split shares of the Company’s common stock for cancellation concurrent with the closing. The surrender of shares for cancellation by Mr. Chow and Mr. Rosner and the transfer of shares by Mr. Rosner to Ms. Lugo were conditions precedent to the closing of the acquisition of the assets under the terms of the acquisition agreement.

Item 13. Exhibits List and Reports On Form 8-K

Index to Exhibits

Exhibit No.	Identification of Exhibit
31.1(*)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2(*)	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1(*)	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2(*)	Certification of Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

*	Filed herein.

          Reports on Form 8-K

1.	On March 25, 2004 the Company filed notification of inability to timely file Form 10-K, 10-KSB 405, 10-KSB, 10-KT or 10-KT 405.

2.	On May 14, 2004 the Company filed notification of inability to timely file Form 10-Q or 10-QSB.

3.	On June 25, 2004, the Company filed general statement of acquisition of beneficial ownership.

4.	On November 15, 2004, the Company filed notification of inability to timely file Form 10-Q or 10-QSB.

GULF COAST OIL & GAS, INC.

In accordance with the requirements of the Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGNATURES

May 5, 2005	/s/ Massimiliano Pozzoni

Massimiliano Pozzoni
Chief Executive Officer
(PRINCIPAL EXECUTIVE OFFICER)

May 5, 2005	/s/ Massimiliano Pozzoni

Massimiliano Pozzoni
Chief Accounting Officer
(PRINCIPAL ACCOUNTING OFFICER)

May 5, 2005	/s/ Benjamin A. Carter

Benjamin A. Carter
Director

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

Pollard-Kelley Auditing Services, Inc. ... ... ... ... ... ... ... ... ... ... ... ... ... ... ... ... ... ... ... ... ... ... ... ... ... ... ... ... ... ... ... ... ... ... ... ... ... ... ... ... ... ...

Auditing Services	3250 West Market St, Suite 307, Fairlawn, OH 44333 330-864-2265

Report of Independent Registered Public Accounting Firm

Board of Directors
Gulf Coast Oil and Gas, Inc. and Subsidiary
(Formerly Otish Mountain Diamond Company and Subsidiary)

We have audited the accompanying balance sheets of Gulf Coast Oil and Gas, Inc. and Subsidiary (Formerly Otish Mountain Diamond Company and Subsidiary) as of December 31, 2004 and 2003, and the related statements of income, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The Company has not generated significant revenues or profits to date. This factor among others may indicate the Company will be unable to continue as a going concern. The Company’s continuation as a going concern depends upon its ability to generate sufficient cash flow to conduct its operations and its ability to obtain additional sources of capital and financing. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting standards.

Pollard-Kelley Auditing Services, Inc.

/S/ Pollard-Kelley Auditing Services, Inc.

Fairlawn, Ohio
April 11, 2005

GULF COAST OIL & GAS, INC. AND SUBSIDIARY
(Formerly OTISH MOUNTAIN DIAMOND COMPANY AND SUBSIDIARY)
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2004

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

History

Otish Mountain Diamond Company (formerly First Cypress, Inc.), a Nevada corporation, was organized on September 14, 1999. From inception to September 30, 2003, the Company has not generated any revenues and is considered a development stage enterprise, as defined in Financial Accounting Standards Board No. 7. The Company was in the process of developing an internet computer software program known as EngineMax. Essentially, software development was suspended in November 2002 due to cash flow constraints. In October 2002, the Company acquired certain items constituting the “Money Club Financial” business concept and business plan. Due to the Company’s inability to raise the necessary equity capital to further the Money Club Financial business concept, no monies were spent furthering the business concept from the date of acquisition to September 30, 2003. The Company discontinued its involvement in these operations in the third quarter of 2003.

On November 30, 2003, the Company successfully acquired 100% of Otish Mountain Diamond Corp. (“Otish Corp.”). The business activities of Otish Corp. became the business activities of the Company. In connection with the merger the capitalization of the Company was amended to reflect a 220:1 reverse stock split and to increase the authorized capital to 600,000,000 shares, consisting of 500,000,000 common shares with a par value of $0.001, and 100,000,000 preferred shares with a par value of $0.001. Also, 1,000,000 shares of a Serial A Preferred were issued for services rendered. Finally, the then president of the Company entered into two agreements with the Company; one, assumed all the known liabilities of the company, and the second, agreed to convert debt owed the president of $236,000 into 236,000 shares of Company common stock.

The Company’s income statement at the date of merger was as follows:

Revenues	$-0-
Expenses:
Exploration costs	36,293
Administrative	136,284
Net Loss	$172,577

GULF COAST OIL & GAS, INC. AND SUBSIDIARY
(Formerly OTISH MOUNTAIN DIAMOND COMPANY AND SUBSIDIARY)
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2004

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — CONTINUED

Otish Mountain Diamond Corp. was incorporated in the state of Nevada on August 4, 2003. The Company is in the mining and exploration business and has mineral rights in the Otish Mountain and Superior Craton regions of Canada. The Company’s business plan includes the expansion of its mineral rights and the mining of diamonds.

In August and November 2003, the Company issued 3,000,000 shares of its common stock and paid $77,745 for mineral rights in the Otish Mountain and Superior Craton regions of Quebec, Canada.

In the first quarter of 2004 the Company issued 20,300,050 shares of common stock for services valued at $5,180,053. Valuation was based on the approximate trading value of the Company’s shares on the date issued.

During the third quarter of 2004 the Company issued 2,634,000 shares of common stock to liquidate $263,400 of advances.

On January 13, 2005, the Company changed its name to Gulf Coast Oil & Gas, Inc.

Financial Statement Presentation

The Company was a shell at the time of the acquisition having only $192 in assets; the acquisition was treated as a reverse merger whereby the acquired company is treated as the acquiring company for accounting purposes. Since Otish Corp., the acquired company was incorporated in August 2003; no comparative financial statements are presented.

An Exploration Stage Company

The Company is an Exploration Stage Company since it is engaged in the search for mineral deposits, which are not in the development or productions stage. As an exploration stage company the Company will present, Since Inception, results on its statements of operations, stockholders’ equity and cash flows.

GULF COAST OIL & GAS, INC. AND SUBSIDIARY
(Formerly OTISH MOUNTAIN DIAMOND COMPANY AND SUBSIDIARY)
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2004

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — CONTINUED

Cash and Cash Equivalents

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

Website Development Costs

The Company has expended $26,019 in Website Development Costs through September 30, 2004 for internal use software. These costs are being amortized over a three year estimated life and were written off at December 31, 2004 as part of the cost of mineral rights abandoned.

Mineral Rights

The Company uses the “full costs method” of accounting for its mineral reserves. Under this method of accounting, properties are divided into cost centers. The Company presently has two cost centers. All acquisition, exploration, and development costs for properties within each cost center are capitalized when incurred. The Company intends to deplete these costs equally over the estimated units to be recovered from the properties. These costs were written off at December 31, 2004 as part of the cost of mineral rights abandoned.

Use of Estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

GULF COAST OIL & GAS, INC. AND SUBSIDIARY
(Formerly OTISH MOUNTAIN DIAMOND COMPANY AND SUBSIDIARY)
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2004

NOTE 2 — MINERAL RIGHTS — CONTINUED

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

At December 31, 2004 the Company decided to abandon the above mineral rights. The balance of the rights and the net book value of the website development costs were expensed. The total amount written off was $193,226.

NOTE 3 — ADVANCES

The advances are funds raised by management for the Company. It is the Company’s intention to convert these funds into shares of common stock. On July 15, 2004 the Company entered into subscription agreements at $.10 per share to complete this conversion effort. There was $263,400 of advances converted to common stock in this transaction. In addition an addition $34,470 was advanced to the Company at December 31, 2004.

NOTE 4 — SERIES A PREFERRED STOCK

Each share of preferred, has 15 votes compared to each share of common, which has only one vote. In the second quarter 2004 all outstanding shares of Preferred Stock were redeemed for $1,000.

NOTE 5 — RELATED PARTIES

The Company owes the President and shareholder of the Company $71,113 for compensation and expense reimbursement at December 31, 2004 and $17,390 at December 31, 2003.

The Company has entered into an executive employment agreement with this individual. The agreement is for the term of 1 year and calls for compensation of $5,000 per month, four weeks of vacation, and $3,000 a month housing allowance, and an automobile.

GULF COAST OIL & GAS, INC. AND SUBSIDIARY
(Formerly OTISH MOUNTAIN DIAMOND COMPANY AND SUBSIDIARY)
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2004

NOTE 6 — GOING CONCERN

The Company has not generated significant revenues or profits to date. This factor among others may indicate the Company will be unable to continue as a going concern. The Company’s continuation as a going concern depends upon its ability to generate sufficient cash flow to conduct its operations and its ability to obtain additional sources of capital and financing. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.