Form 10QSB
period 2005-03-31
Gulf Coast Oil & Gas Inc.
filed 2005-05-20
CIK 1108943

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB.

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT

FOR THE QUARTER ENDED March 31, 2005

COMMISSION FILE NUMBER: 000-32747

GULF COAST OIL & GAS, INC.

(Formerly Otish Mountain Diamond Company)
(Small Business Issuer in its Charter)

NEVADA	98-0128688
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

One Penn Plaza, Suite 3600
250 West 34th Street
New York, New York	10119
(Address of principal executive offices)	(Zip Code)

Issuer’s Telephone Number: (212) 849-6849

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

COMMON STOCK, PAR VALUE $.001
(Title of each class)

Number of shares of the issuer’s common stock, par value $.001, outstanding as of March 31, 2005: 38,041,811 shares.

DOCUMENTS INCORPORATED BY REFERENCE: none

Transitional Small Business Disclosure Format YES ☐ NO ☑

Introductory Note

Part I – Financial Information

Item 1 – Consolidated Balance Sheets (unaudited)
As of March 31, 2005
Consolidated Statement of Income (unaudited)
Three months ended March 31, 2005
Consolidated Statement of Cash Flows (unaudited)
Three months ended March 31, 2005
Item 2 – Management’s Discussion and analysis of financial condition and results of operations

Item 3 – Evaluation of disclosure controls and procedures

Part II – Other Information

Signatures

Index to Exhibits
EX-31.1 E-2 Certification of CEO
EX-31.2 E-2 Certification of CFO
EX-32.1 E-2 Certification of CEO & CFO

PART I

PART I FINANCIAL INFORMATION

General

The accompanying reviewed financial statements have been prepared in accordance with the instructions to Form 10-QSB. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flow, and stockholders’ equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has not been a material change in the information disclosed in the notes to the financial statements included in the company’s annual report on Form 10-KSB for the year ended December 31, 2004. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended March 31, 2005 are not necessarily indicative of the results that can be expected for the year ended December 31, 2005.

Pollard-Kelley Auditing Services, Inc.

Auditing Services 307, Fairlawn, OH 44333 330-864-2265	3250 West Market St, Suite

Report of Independent Certified Public Accountants

Board of Directors
Gulf Coast Oil & Gas, Inc. and Subsidiary
Formerly Otish Mountain Diamond Company and Subsidiary

We have reviewed the accompanying consolidated balance sheets of Gulf Coast Oil & Gas, Inc. and Subsidiary, formerly Otish Mountain Diamond Company and Subsidiary as of March 31, 2005 and the related consolidated statements of income, stockholders’ equity, and cash flows for the three month and six month and since inception periods then ended. Theses interim financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board. A review of interim financial statements consists principally of applying analytical procedures and making inquires of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with the standards of the Public Company Accounting Oversight Board, the object of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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

Pollard-Kelley Auditing Services, Inc.

/S/ Pollard-Kelley Auditing Services, Inc.

May 15, 2005
Fairlawn, Ohio

ITEM 1 GULF COAST OIL & GAS, INC. AND SUBDISIARY

(Formerly OTISH MOUNTAIN DIAMOND COMPANY AND SUBSIDIARY)
(An Exploration Stage Company)
BALANCE SHEETS

	March	December
	31,	31,
March 31, 2005 and December 31, 2004	2005	2004
ASSETS
Current Assets
Cash in banks	$88,280	$1,912

Total Current Assets	88,280	1,912
Fixed Assets
Vehicles	—	—
Office equipment	2,475	2,475

	2,475	2,475

Less accumulated depreciation	(1,901)	(1,544)

	574	931
Other Assets
Website costs less accumulated amortization of $125 and $0	1,375	—
Mineral rights	—	—

	1,375	—

Total Assets	$90,229	$2,843

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$74,238	$76,997
Accrued expenses	129,731	105,582

Total Current Liabilities	203,969	182,579
Stockholders’ Equity
Series A Preferred stock, 1,000,000 shares authorized, 0 shares outstanding, par value $.001 per share	—	—
Common stock, 600,000,000 shares authorized, 38,041,861 shares outstanding, par value $.001 per share	38,042	38,042
Additional contributed capital	5,658,869	5,658,869

Deficit accumulated during exploration stage	(5,910,616)	(5,876,647)
Stock subscription advances	99,965	—

	(113,740)	(179,736)

Total Liabilities and Stockholders’ Equity	$90,229	$2,843

See accompanying notes to financial statements.

GULF COAST OIL & GAS, INC. AND SUBSIDIARY
(Formerly OTISH MOUNTAIN DIAMOND COMPANY AND SUBSIDIARY)
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2005

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

History

Otish Mountain Diamond Company (formerly First Cypress, Inc.) a Nevada corporation, was organized on September 14, 1999. From inception to September 31, 2003, the Company has not generated any revenues and is considered a development stage enterprise, as defined in Financial Accounting Standards Board No. 7. The Company was in the process of developing an internet computer software program known as EngineMax. Essentially, software development was suspended in November 2002 due to cash flow constraints. In October 2002, the Company acquired certain items constituting the “Money Club Financial” business concept and business plan. Due to the Company’s inability to raise the necessary equity capital to further the Money Club Financial business concept, no monies were spent furthering the business concept from the date of acquisition to September 30, 2003. The company discontinued its involvement in these operations in the third quarter of 2003.

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

The Company’s income state at the date of merger was as follows:

Revenues	$-0-
Expenses:
Exploration costs	36,293
Administrative	136,284
Net Loss	$172,577

GULF COAST OIL & GAS, INC. AND SUBSIDIARY
(Formerly OTISH MOUNTAIN DIAMOND COMPANY AND SUBSIDIARY)
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2005

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

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

GULF COAST OIL & GAS, INC. AND SUBSIDIARY
(Formerly OTISH MOUNTAIN DIAMOND COMPANY AND SUBSIDIARY)
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2005

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents. There was not cash paid during the periods for interest or taxes.

Property and Equipment

Property and equipment are carried at cost. Maintenance, repairs and renewals are expensed as incurred. Depreciation of property and equipment is provided for over their estimated useful lives, which range from three to five years, using the straight-lined method.

Website Development Costs

The Company has expended $1,500 in Website Development Costs through March 1, 2005, for internal use software. These costs are being amortized over a three year estimated life and were written off at December 31, 2004 as part of the cost of mineral rights abandoned.

Mineral Rights

The Company uses the “full cost method” of accounting for its mineral reserves. Under this method of accounting, properties are divided into cost centers. The Company presently has two cost centers. All acquisition, exploration, and development costs for properties within each cost center are capitalized when incurred. The Company intends to deplete these costs equally over the estimated units to be recovered from the properties. These costs were written off at December 31, 2004 as part of the cost of mineral rights abandoned.

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

GULF COAST OIL & GAS, INC. AND SUBSIDIARY
(Formerly OTISH MOUNTAIN DIAMOND COMPANY AND SUBSIDIARY)
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2005

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

Foreign Currency Translation

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

NOTE 2 – MINERAL RIGHTS

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

On November 4, 2003 the Company entered into a joint venture agreement for the mineral rights for 15,361 acres in the Otish Mountain region of Quebec, Canada. The investment was $33,383 and 1,500,000 shares of common stock. The Company has paid

GULF COAST OIL & GAS, INC. AND SUBSIDIARY
(Formerly OTISH MOUNTAIN DIAMOND COMPANY AND SUBSIDIARY)
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2005

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

The required claim tax/renewal fee of $12,495 CDN by the due date of November 27, 2003. The Company is required to make a minimum advance royalty payment of $15,000 CDN once mining stage begins. Royalties are subject to underlying royalties of 2% of the net smelter returns and 2% of the gross overriding royalty as defined in the agreement. The Company total outlay for the joint venture shall not exceed $375,000 CDN. The Company owns 45% of the joint venture.

At present the Company has no proven properties.

At December 31, 2004 the Company decided to abandon the above mineral rights. The balance of the rights and the net book value of the website development costs were expensed. The total amount written off was $193,226.

NOTE 3 – ADVANCES

The advances are funds raised by management for the Company. It is the Company’s intention to convert these funds into shares of common stock. On July 15, 2004 the Company entered into subscription agreements at $0.10 per share to complete this conversion effort. There was $263,400 of advances converted to common stock in this transaction. In addition, an additional $34,470 was advanced to the Company at March 31, 2005 and December 31, 2004.

NOTE 4 – SERIES A PREFERRED STOCK

Each share of preferred, has 15 votes compared to each share of common, which has only one vote. In the second quarter 2004 all outstanding shares of Preferred Stock were redeemed for $1,000.

NOTE 5 – RELATED PARTIES

The Company owes the President and shareholder of the Company $95,477 and $71,113 for compensation and expense reimbursement at March 31, 2005 and December 31, 2004 respectively.

The Company has entered into an executive employment agreement with this individual. The agreement is for the term of 1 year and calls for compensation of $5,000 per month, four weeks of vacation, and $3,000 a month housing allowance, and an automobile.

GULF COAST OIL & GAS, INC. AND SUBSIDIARY
(Formerly OTISH MOUNTAIN DIAMOND COMPANY AND SUBSIDIARY)
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2005

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

NOTE 6 – GOING CONCERN

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

NOTE 7 – SUBSEQUENT EVENT

Subsequent to March 31, 2005, the Company completed a private placement of 500,000 shares at $0.20 per share. As of March 31, 2005, $99,965 had been advanced in connection with this placement.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis Of Financial Condition and Results of Operations.

THE FOLLOWING DISCUSSION OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF GULF COAST OIL & GAS, INC. SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT.

THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES, GULF COAST OIL & GAS, INC.‘S ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, INCLUDING, BUT NOT LIMITED TO COMPETITION AND OVERALL MARKET CONDITIONS.

DESCRIPTION OF BUSINESS

The Company .

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

Recent Events

Description of Property

The Company is currently evaluating the following prospects:

Webb Prospect – Jasper County, Texas

Location:	12 miles Northeast of Silsbee, Texas. 4 miles Northwest of the town of Buna in Jasper county, Texas

Depth:	10,500 Normal Pressure Upper Wilcox Sands

Objective:	1st, 2nd, 3rd, 5th Wilcox sands and the Geronimo sand package

Trap:	800 acre high side fault closure defined by 6 lines of recent CDP seismic data.

Flow Rates:	1.5 MMCFGD + 250 BOPD (actual rates)

Field Reserve
Potential:	3,040,000 BO and 16 BCFG

Wells to Develop:	4 to 5 wells

Ebnenezer Area – Columbia County, Arkansas

General: Two prospects northeast of Village field (Smackover 1938) were defined with well control, 2D and 3D seismic data. The prospects offer moderate risk structural and stratigraphic potential in the prolific Smackover limestone trend of southwest Arkansas.

Exploration History: The Smackover trend of southwest Arkansas was discovered in the 1930’s using surface geology (shepherd’s anticline). The large structures were salt-supported anticlines that are shown in light blue on the map above. Many exploration companies acquired grids of 2D seismic data over the area in 1950-1990. The 2D data helped locate structures, and a few “accidental” stratigraphic fields were found. In the late 1980’s general industry thinking was that “all of the significant Smackover fields had been found using the existing 2D seismic data. However, in 1993 Grayson field (Smackover) was discovered using 2D seismic data. Grayson field is a large field discovered in a mature basin.

Grayson field will produce over 25 million barrels of oil from fourteen wells. Immediately upon discovery, the owners of Grayson field contracted Hill Geophysical Consulting to acquire the 1st 3D seismic program in Arkansas. The Grayson 3D seismic data clearly showed the structure and stratigraphy of the Smackover limestone. Detailed petrophysical work was done and applied to the 3D data to place the wells in the best locations within the reservoir.

The 2D seismic grid that Grayson was located on became a valuable asset in 1993. Hill Geophysical Consulting purchased a license and used the entire 2D seismic grid to locate any Grayson look-a-likes. Follow-up work was done with 3D seismic acquisition on strong leads. Unfortunately, none of the leads developed into Grayson-sized prospects. The prospects that were found at that time were deemed uneconomic due to the price of oil. These prospects now have been reworked with current economics and are quite viable.

The prospects at Ebenezer were first identified with 2D seismic data and well control on the northeast flank of the large Village field structure. A 3D seismic program confirmed the prospects. Current oil pricing makes these prospects very attractive. Three-year leases have been acquired in the past year on 100% of the acreage covering the prospects. The leases are the same as those taken immediately after the 3D seismic program was completed in the 1990’s. The prospects are ready to drill. Gross reserves are calculated using 25’ of pay and 300 bbl/acft recovery, and flow rates are an average of Smackover production in the area.

Prospect #1

•	Exploration method: seismically defined prospect with nearby well control

•	Trap type: combination structural – stratigraphic trap (northern limit is pinch-out of thick Smackover wedge trending East/West draped across NE/SW plunging structural nose)

•	Target: Smackover limestone

•	Target depth: 7,900 feet

•	313 acres of potential stratigraphic/structural closure

•	Potential reserves of 2,350,000 barrels of oil

•	Expected flow rate 250-350 barrels of oil per day

•	Located 5 miles northeast of Village Field (Smackover)

•	Number of wells needed to recover reserves: up to 3

Pogo Producing drilled a well on the southwest flank of Prospect #1 (blue circle) using 2D seismic data. The well found a very thick Buckner section on top of the Smackover formation. The Buckner formation is thicker in this well than any other well in the area. Thick Buckner is a clear indicator of the well being down-thrown on a fault. The 2D seismic data had a seismic anomaly that was incorrectly interpreted as Smackover porosity. The new seismic data clearly showed the well to be down-thrown. A large prospective area is found up-thrown on the (green) fault. No other wells have been drilled close to this prospect. The seismic data shows a Smackover wedge that appears to pinch-out on the northeast side of the structure setting up a strong stratigraphic trap with a good structural component. This pinch-out is a regional feature that has stratigraphic/structural traps east and west of this prospect. The prospective area covers approximately 313 acres that may have over 2.35 million barrels of oil trapped. Three wells would be needed to produce the potential reserves.

Prospect #3

•	Exploration method: seismically defined prospect with nearby well control

•	Trap type: combination structural – stratigraphic trap (northern limit is pinch-out of thick Smackover wedge trending East/West draped across NE/SW plunging structural nose that has a 20 acre closure)

•	Target: Smackover limestone

•	Target depth: 7,800 feet

•	98 acres of potential stratigraphic/structural closure

•	Potential reserves of 735,000 barrels of oil

•	Expected flow rate 250-350 barrels of oil per day

•	Located 5 miles northeast of Village Field (Smackover)

•	Number of wells needed to recover reserves: 2

Prospect #3 is a small potential stratigraphic trap draped across a strong nose that was seen on the seismic data. The prospect covers 98 acres and could have over .7 million barrels of oil. Only one well would be needed to produce the oil. Isochronal mapping (thickness) of the Smackover interval showed that the structure was in place at the time of hydrocarbon migration. This prospect should be drilled after Prospect #1.

The prospects fall in an area with excellent Smackover reservoir quality rock. Porosities of 12-18 percent and permeabilities in excess of 500 md are seen in nearby wells. The Smackover limestone reservoir has a strong water drive, and average flow rates of up to 350 barrels of oil per day can be expected. The proposed wells are near state highways and county roads with plenty of infrastructure support in the way of pipelines and easy surface access.

Conclusion:

The Ebenezer area offers good Smackover limestone prospects that were defined by modern 2D and 3D seismic data. The prospects are moderate risk and offer a high return on investment with a successful well. The prospects have similar structural and stratigraphic character to other productive Smackover fields in the area. Significant reserve potential can be tested at a relatively low drilling cost.

Company Office:

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

FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2005

At the present time the Company has no proven properties and on December 31, 2004 the Company abandoned its mineral rights.

The Company is in its exploration stage as it is engaged in the search for mineral deposits.

The Company has not generated any revenues since its inception, August 4, 2003.

Liquidity and Capital Resources.

As of March 31, 2005, the Company had cash of $88,280. The Company had negative cash flow from operations of $12,098 during the period ended March 31, 2005.

Subsequent to March 31, 2005, the Company completed a private placement of 500,000 shares of its common stock at $0.20 per share. As of March 31, 2005, $99,965 had been advanced in connection with this private placement.

The Company raised $100,000 from North Field Oil & Gas, Inc. (an investment firm based in Switzerland. The funds were received on March 15, 2005 consistent with a subscription agreement that provided in part, for the purchase of 555,555 shares of restricted common stock at a price of $0.18 per share for an aggregate consideration of $100,000.

The Company intends to raise additional funds while primarily focusing its efforts on oil & gas exploration activities in the states of Texas and Louisiana.

Ability to continue as a Going Concern

The Company’s Auditors have expressed substantial doubt about the Company’s ability to continue as a going concern. Pollard-Kelley Auditing Services, Inc., in their “Report of Independent Certified Public Accountants,” have expressed substantial doubt as to the Company’s ability to continue as a going concern based on operating losses it has incurred since inception. The Company’s financial statements do not include any adjustments that might result from the outcome of that uncertainty. The going concern qualification is also described in Note 6 of the Notes To Financial Statements.

ITEM 3. EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company had not carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation has not been done which is to be under the supervision and with the participation of the Company’s Principal Executive Officer and Principal Financial Officer. Based upon no evaluation, the Principal Executive Officer and Principal Financial Officer cannot conclude that the Company’s disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Company’s disclosure obligations under the Exchange Act.

CHANGES IN INTERNAL CONTROLS

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

     None.

Item 2. Changes in Securities

     None.

Item 3. Defaults upon Senior Securities

     Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

     None

Item 6. Exhibits and Reports on Form 8-K

     A. Exhibits:

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

B. Reports of Form 8-K.

     No other reports on Form 8-K were filed during the quarter ended March 31, 2005, for which this report is filed.

GULF COAST OIL & GAS, INC.

In accordance with the requirements of the Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGNATURE

May 19, 2005	/s/ Massimiliano Pozzoni
Massimiliano Pozzoni
Chief Executive Officer (PRINCIPAL EXECUTIVE OFFICER)

May 19, 2005	/s/ Massimiliano Pozzoni
Massimiliano Pozzoni
Chief Accounting Officer (PRINCIPAL ACCOUNTING OFFICER)

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.