Form 10QSB/A
period 2005-03-31
Gulf Coast Oil & Gas Inc.
filed 2005-05-26
CIK 1108943

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -------------------

                                  FORM 10-QSB/A

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE
      ACT

      FOR THE QUARTER ENDED MARCH 31, 2005

                        COMMISSION FILE NUMBER: 000-32747

                               -------------------

                           GULF COAST OIL & GAS, INC.
                   (FORMERLY OTISH MOUNTAIN DIAMOND COMPANY)
                     (SMALL BUSINESS ISSUER IN ITS CHARTER)

                    NEVADA                             98-0128688
        (STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)             IDENTIFICATION NO.)

                5847 SAN FELIPE
                  SUITE 1700
                  HOUSTON, TX                             77057
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)            (ZIP CODE)

                    ISSUER'S TELEPHONE NUMBER: (713) 525-4530

                               -------------------

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

                               -------------------

Number of shares of the issuer's common stock, par value $0.001, outstanding as of March 31, 2005: 38,041,811 shares.

DOCUMENTS INCORPORATED BY REFERENCE: none

Transitional Small Business Disclosure Format    YES  [ ]    NO  [X]

TABLE OF CONTENTS

Introductory Note

Part I - Financial Information

         Item 1 - Consolidated Balance Sheets (unaudited)
                              As of March 31, 2005
                  Consolidated Statement of Income (unaudited)
                  Three months ended March 31, 2005
                  Consolidated Statement of Cash Flows (unaudited)
                  Three months ended March 31, 2005
         Item 2 - Management's Discussion and analysis of financial condition and results of operations

         Item 3 - Evaluation of disclosure controls and procedures

Part II - Other Information

Signatures

Index to Exhibits

                                     PART I

PART I FINANCIAL INFORMATION

General

The accompanying reviewed financial statements have been prepared in accordance with the instructions to Form 10-QSB. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flow, and stockholders' equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has not been a material change in the information disclosed in the notes to the financial statements included in the company's annual report on Form 10-KSB for the year ended December 31, 2004. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended March 31, 2005 are not necessarily indicative of the results that can be expected for the year ended December 31, 2005.

Pollard-Kelley Auditing Services, Inc...........................................

Auditing Services             3250 West Market St, Suite 307, Fairlawn, OH 44333
330-864-2265

               Report of Independent Certified Public Accountants

Board of Directors
Gulf Coast Oil & Gas, Inc. and Subsidiary
Formerly Otish Mountain Diamond Company and Subsidiary

We have reviewed the accompanying consolidated balance sheets of Gulf Coast Oil & Gas, Inc. and Subsidiary, formerly Otish Mountain Diamond Company and Subsidiary as of March 31, 2005 and the related consolidated statements of income, stockholders' equity, and cash flows for the three month and six month and since inception periods then ended. Theses interim financial statements are the responsibility of the Company's management.

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

Pollard-Kelley Auditing Services, Inc.

/S/ Pollard-Kelley Auditing Services, Inc.

May 15, 2005
Fairlawn, Ohio

ITEM 1 GULF COAST OIL & GAS, INC. AND SUBDISIARY
(Formerly OTISH MOUNTAIN DIAMOND COMPANY AND SUBSIDIARY)
(An Exploration Stage Company)
BALANCE SHEETS

                                                                March         December
                                                                 31,             31,
March 31, 2005 and December 31, 2004                            2005            2004
                                                                -----           ----
                        ASSETS

Current Assets
      Cash in banks                                          $    88,280    $     1,912
                                                             -----------    -----------
           Total Current Assets                                   88,280          1,912
Fixed Assets
      Vehicles                                                         -              -
      Office equipment                                             2,475          2,475
                                                             -----------    -----------
                                                                   2,475          2,475

      Less accumulated depreciation                               (1,901)        (1,544)
                                                             -----------    -----------
                                                                     574            931

Other Assets
      Website costs less accumulated
           amortization of $125 and $0                             1,375              -
      Mineral rights                                                   -              -
                                                             -----------    -----------
                                                                   1,375              -
                                                             -----------    -----------
           Total Assets                                      $    90,229    $     2,843
                                                             ===========    ===========

      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
      Accounts payable                                       $    74,238    $    76,997
      Accrued expenses                                           129,731        105,582
                                                             -----------    -----------
           Total Current Liabilities                             203,969        182,579
Stockholders' Equity
      Series A Preferred stock, 1,000,000 shares
           authorized, 0 shares outstanding,
           par value $.001 per share                                   -              -
      Common stock, 600,000,000 shares
           authorized, 38,041,861 shares outstanding,
           par value $.001 per share                              38,042         38,042
      Additional contributed capital                           5,658,869      5,658,869

      Deficit accumulated during exploration stage            (5,910,616)    (5,876,647)
      Stock subscription advances                                 99,965              -
                                                             -----------    -----------

                                                                (113,740)      (179,736)
                                                             -----------    -----------
           Total Liabilities and Stockholders' Equity        $    90,229    $     2,843
                                                             ===========    ===========

See accompanying notes to financial statements.

                    GULF COAST OIL & GAS, INC. AND SUBSIDIARY
            (Formerly OTISH MOUNTAIN DIAMOND COMPANY AND SUBSIDIARY)
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                 March 31, 2005

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The Company's income state at the date of merger was as follows:

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

MINERAL RIGHTS

The Company uses the "full cost method" of accounting for its mineral reserves. Under this method of accounting, properties are divided into cost centers. The Company presently has two cost centers. All acquisition, exploration, and development costs for properties within each cost center are capitalized when incurred. The Company intends to deplete these costs equally over the estimated units to be recovered from the properties. These costs were written off at December 31, 2004 as part of the cost of mineral rights abandoned.

USE OF ESTIMATES

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

NOTE 2 - MINERAL RIGHTS

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

On November 4, 2003 the Company entered into a joint venture agreement for the mineral rights for 15,361 acres in the Otish Mountain region of Quebec, Canada. The investment was $33,383 and 1,500,000 shares of common stock. The Company has paid the required claim tax/renewal fee of $12,495 CDN by the due date of November 27, 2003. The Company is required to make a minimum advance royalty payment of $15,000 CDN once mining stage begins. Royalties are subject to underlying royalties of 2% of the net smelter returns and 2% of the gross overriding royalty as defined in the agreement. The Company total outlay for the joint venture shall not exceed $375,000 CDN. The Company owns 45% of the joint venture.

At present the Company has no proven properties.

At December 31, 2004 the Company decided to abandon the above mineral rights. The balance of the rights and the net book value of the website development costs were expensed. The total amount written off was $193,226.

NOTE 3 - ADVANCES

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

NOTE 4 - SERIES A PREFERRED STOCK

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

NOTE 6 - GOING CONCERN

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

Management's Discussion and Analysis Of Financial Condition and Results of Operations.

THE FOLLOWING DISCUSSION OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF GULF COAST OIL & GAS, INC. SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT.

THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES, GULF COAST OIL & GAS, INC.`S ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, INCLUDING, BUT NOT LIMITED TO COMPETITION AND OVERALL MARKET CONDITIONS.

DESCRIPTION OF BUSINESS

The Company.

BUSINESS DEVELOPMENT

Otish Mountain Diamond Company was originally incorporated in Nevada under the name First Cypress Technologies, Inc. ("First Cypress") on September 14,1999. The Company was in the process of developing an internet computer software program known as EngineMax, which was suspended in November 2002. The Company is currently engaged in diamond exploration activities in the Otish Mountain area of Northern Quebec, Canada. The Company is in its exploration state as it is engaged in the search for mineral deposits.

Prior to the Acquisition, discussed below, the Company had been in the process of developing an internet computer software program that was suspended in November 2002. In October 2002, the Company acquired certain items constituting the "Money Club Financial" business concept and business plan (the "Money Club"). Due to the Company's inability to raise the necessary equity capital to further the Money Club Financial business concept, no monies were spent furthering the business concept from the date of acquisition to September 30, 2003. The Company discontinued its involvement in these operations in the third quarter of 2003. The Company owned an option to purchase a 100% undivided interest in the Cahill Mineral Claims in the Osoyoos Mining Division in British Columbia, Canada, which the Company chose to let expire. The Company also owned an option to purchase a 70% undivided interest in the Eddy Mineral Claims in the Fort Steele Mining District of British Columbia, Canada. The Company acquired a 50% interest in the Temagami Claim in the Sudbury Mining Division in Ontario, Canada, which it has abandoned. The Company intends to also allow its option on the Eddy Mineral Claims to expire when the exploration expenditures on the claim become due during 2004. At December 31, 2004 the Company decided to abandon its mineral rights.

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

ON DECEMBER 31, 2004 THE COMPANY DECIDED TO ABANDON ITS MINERAL RIGHTS AND THEREBY ELIMINATE ANY FURTHER EXPENSE.

THE COMPANY IS NO LONGER ENGAGED IN DIAMOND EXPLORATION ACTIVITIES.

ON JANUARY 13, 2005, THE COMPANY CHANGED ITS NAME TO GULF COAST OIL & GAS, INC.

PLAN OF OPERATION

Gulf Coast Oil & Gas, Inc. is an exploration and production company solely dedicated to oil and gas exploration projects located in the United States with offices in Houston, Texas.

Gulf Coast Oil & Gas, Inc. plans to selectively acquire an interest in technically sound drilling deals that are ready to drill in order to have a better handle on costs and profitability. The Company will take a larger percentage of lower risk opportunities that have potential for significant reserves and quick payout. However, the Company will consider a lesser percentage in technically sound but higher risk plays that have large reserve potential capable of developing into a major field.

Gulf Coast Oil & Gas, Inc. will also consider acquiring an interest (working and/or royalty) in proven (based upon offset production and geology reports) undeveloped drilling locations. Various factors such as cost estimates, current pricing, reserve potential, projected payout, spacing requirements, etc. must always be taken into account.

INDUSTRY, MARKET OVERVIEW AND COMPETITIVE BUSINESS CONDITIONS

Gulf Coast Oil & Gas, Inc. will compete with other companies that are in the same or similar business, many of which are of greater size and have far greater financial resources than the Company.

EMPLOYEES

The Company has two (2) employees and contemplates using a varying number of subcontractors. The number of subcontractors that the Company uses will vary depending on the type and amount of work that is required.

RECENT EVENTS

DESCRIPTION OF PROPERTY

The Company is currently evaluating the following prospects:

      WEBB PROSPECT - JASPER COUNTY, TEXAS

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

      Wells to Develop:    4 to 5 wells

      EBNENEZER AREA - COLUMBIA COUNTY, ARKANSAS

GENERAL: Two prospects northeast of Village field (Smackover 1938) were defined with well control, 2D and 3D seismic data. The prospects offer moderate risk structural and stratigraphic potential in the prolific Smackover limestone trend of southwest Arkansas.

EXPLORATION HISTORY: The Smackover trend of southwest Arkansas was discovered in the 1930's using surface geology (shepherd's anticline). The large structures were salt-supported anticlines that are shown in light blue on the map above. Many exploration companies acquired grids of 2D seismic data over the area in 1950-1990. The 2D data helped locate structures, and a few "accidental" stratigraphic fields were found. In the late 1980's general industry thinking was that "all of the significant Smackover fields had been found using the existing 2D seismic data. However, in 1993 Grayson field (Smackover) was discovered using 2D seismic data. Grayson field is a large field discovered in a mature basin.

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

The prospects at Ebenezer were first identified with 2D seismic data and well control on the northeast flank of the large Village field structure. A 3D seismic program confirmed the prospects. Current oil pricing makes these prospects very attractive. Three-year leases have been acquired in the past year on 100% of the acreage covering the prospects. The leases are the same as those taken immediately after the 3D seismic program was completed in the 1990's. The prospects are ready to drill. Gross reserves are calculated using 25' of pay and 300 bbl/acft recovery, and flow rates are an average of Smackover production in the area.

PROSPECT #1

-     Exploration method: seismically defined prospect with nearby well control

- Trap type: combination structural - stratigraphic trap (northern limit is pinch-out of thick Smackover wedge trending East/West draped across NE/SW plunging structural nose)

-     Target: Smackover limestone

-     Target depth: 7,900 feet

-     313 acres of potential stratigraphic/structural closure

-     Potential reserves of 2,350,000 barrels of oil

-     Expected flow rate 250-350 barrels of oil per day

-     Located 5 miles northeast of Village Field (Smackover)

-     Number of wells needed to recover reserves: up to 3

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

PROSPECT #3

-     Exploration method: seismically defined prospect with nearby well control

- Trap type: combination structural - stratigraphic trap (northern limit is pinch-out of thick Smackover wedge trending East/West draped across NE/SW plunging structural nose that has a 20 acre closure)

-     Target: Smackover limestone

-     Target depth: 7,800 feet

-     98 acres of potential stratigraphic/structural closure

-     Potential reserves of 735,000 barrels of oil

-     Expected flow rate 250-350 barrels of oil per day

-     Located 5 miles northeast of Village Field (Smackover)

-     Number of wells needed to recover reserves: 2

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

COMPANY OFFICE:

The Company currently has an office suite consisting of 250 sq. ft. located at 5847 San Felipe, Suite 1700, Houston, Texas 77057. The current lease commitment is $600.00 per month.

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

The Company raised $100,000 from North Field Oil & Gas, Inc. The funds were received on March 15, 2005 consistent with a subscription agreement that provided in part, for the purchase of 555,555 shares of restricted common stock at a price of $0.18 per share for an aggregate consideration of $100,000.

The Company intends to raise additional funds while primarily focusing its efforts on oil & gas exploration activities in the states of Texas and Louisiana.

ABILITY TO CONTINUE AS A GOING CONCERN

The Company's Auditors have expressed substantial doubt about the Company's ability to continue as a going concern. Pollard-Kelley Auditing Services, Inc., in their "Report of Independent Certified Public Accountants," have expressed substantial doubt as to the Company's ability to continue as a going concern based on operating losses it has incurred since inception. The Company's financial statements do not include any adjustments that might result from the outcome of that uncertainty. THE GOING CONCERN QUALIFICATION IS ALSO DESCRIBED IN NOTE 6 OF THE NOTES TO FINANCIAL STATEMENTS.

  ITEM 3. EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company had not carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation has not been done which is to be under the supervision and with the participation of the Company's Principal Executive Officer and Principal Financial Officer. Based upon no evaluation, the Principal Executive Officer and Principal Financial Officer cannot conclude that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Company's disclosure obligations under the Exchange Act.

CHANGES IN INTERNAL CONTROLS

There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.

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

                                    SIGNATURE

May 24, 2005                                /s/ Massimiliano Pozzoni

                                            ------------------------------------
                                            Massimiliano Pozzoni
                                            Chief Executive Officer
                                            (PRINCIPAL EXECUTIVE OFFICER)

May 24, 2005                                /s/ Massimiliano Pozzoni

                                            ------------------------------------
                                            Massimiliano Pozzoni
                                            Chief Accounting Officer
                                            (PRINCIPAL ACCOUNTING OFFICER)

                                  EXHIBIT INDEX

EXHIBIT NO.                                       DESCRIPTION
-----------                                       -----------
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