Form 10QSB
period 2005-06-30
Gulf Coast Oil & Gas Inc.
filed 2005-08-22
CIK 1108943

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT
           FOR THE QUARTER ENDED June 30, 2005
COMMISSION FILE NUMBER: 000-32747

GULF COAST OIL & GAS, INC.
(Formerly Otish Mountain Diamond Company)
(Small Business Issuer in its Charter)

NEVADA (State or other jurisdiction of incorporation or organization)	98-0128688 (I.R.S. Employer Identification No.)

5847 San Felipe Suite 1700 Houston, TX (Address of principal executive offices)	77057 (Zip Code)
Issuer’s Telephone Number: (713) 821-1731

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No☑
APPLICABLE ONLY TO CORPORATE ISSUERS
COMMON STOCK, PAR VALUE $.001
(Title of each class)

Number of shares of the issuer’s common stock, par value $0.001, outstanding as of June 30, 2005: 38,373,931 shares.
DOCUMENTS INCORPORATED BY REFERENCE: none
Transitional Small Business Disclosure Format            YES ☐ NO ☑

TABLE OF CONTENTS
Introductory Note

Part I – Financial Information

Item 1 – Consolidated Balance Sheets (unaudited) As of June 30, 2005
Consolidated Statement of Income (unaudited) Three months ended June 30, 2005
Consolidated Statement of Stockholder's Equity (unaudited) Three months ended June 30, 2005
Consolidated Statement of Cash Flows (unaudited) Three months ended June 30, 2005
Item 2 – Management’s Discussion and analysis of financial condition and results of operations

Item 3 – Evaluation of disclosure controls and procedures

Part II – Other Information

Signatures

Index to Exhibits

PART I
PART I FINANCIAL INFORMATION
General
     The accompanying reviewed financial statements have been prepared in accordance with the instructions to Form 10-QSB. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flow, and stockholders’ equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has not been a material change in the information disclosed in the notes to the financial statements included in the company’s annual report on Form 10-KSB for the year ended December 31, 2004. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended June 30, 2005 are not necessarily indicative of the results that can be expected for the year ended December 31, 2005.

Pollard-Kelley Auditing Services, Inc.
Auditing Services	3250 West Market St, Suite 307, Fairlawn, OH 44333 330-864-2265
Report of Independent Certified Public Accountants
Board of Directors
Gulf Coast Oil & Gas, Inc. and Subsidiary
Formerly Otish Mountain Diamond Company and Subsidiary
We have reviewed the accompanying consolidated balance sheets of Gulf Coast Oil & Gas, Inc. and Subsidiary, formerly Otish Mountain Diamond Company and Subsidiary as of June 30, 2005 and the related consolidated statements of income, stockholders’ equity, and cash flows for the three month and six month and since inception periods then ended. Theses interim financial statements are the responsibility of the Company’s management.
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
August 20, 2005
Fairlawn, Ohio

GULF COAST OIL & GAS, INC. AND SUBSIDIARY
(Formerly OTISH MOUNTAIN DIAMOND COMPANY AND SUBSIDIARY)
(An Exploration Stage Company)
BALANCE SHEETS

	June 30,	December 31,
June 30, 2005 and December 31, 2004	2005	2004
ASSETS
Current Assets
Cash in banks	$16,058	$1,912
Accounts receivable -other	5,438	—

Total Current Assets	21,496	1,912
Fixed Assets
Office equipment	2,475	2,475

Less accumulated depreciation	(2,051)	(1,544)

	424	931

Other Assets
Website costs less accumulated amortization of $250 and $0	1,250	—
Deposit on interest in unproved oil and gas leases	100,000	—

	101,250	—

Total Assets	$123,170	$2,843

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$82,539	$76,997
Accrued expenses	118,775	105,582

Total Current Liabilities	201,314	182,579
Stockholders’ Equity
Series A Preferred stock, 1,000,000 shares authorized, 0 shares outstanding, par value $.001 per share	—	—
Common stock, 600,000,000 shares authorized, 116,992,098 shares outstanding, par value $.001 per share	116,993	114,126
Additional contributed capital	5,779,918	5,582,785

Deficit accumulated during exploration stage	(5,975,055)	(5,876,647)
Stock subscription advances	—	—

	(78,144)	(179,736)

Total Liabilities and Stockholders’ Equity	$123,170	$2,843

See accompanying notes to financial statements.

GULF COAST OIL & GAS, INC. AND SUBSIDIARY
(Formerly OTISH MOUNTAIN DIAMOND COMPANY AND SUBSIDIARY)
(An Exploration Stage Company)
STATEMENT OF OPERATIONS
For the Quarter and Year to Date Ending June 30, 2005 and the Year Ending December 31, 2004, and for the
     period beginning August 4, 2003 (Inception) through June 30, 2005

	Quarter Ended	Year to date	Year Ending
	June 30,	June 30,	December 31,	Since
	2005	2005	2004	Inception
Revenues
Sales	$—	$—	$—	$—

Cost of sales
Exploration costs	—	—	192,127	206,414

Gross Profit	—	—	(192,127)	(206,414)

Expenses
Administrative	68,192	99,694	5,388,206	5,568,195

	(68,192)	(99,694)	(5,580,333)	(5,774,609)

Other income and expenses
Loss on sale of fixed assets	—		(684)	(684)
Foreign exchange (loss) gain	3,753	1,290	(7,099)	(5,369)

	3,753	1,290	(7,783)	(6,053)

Loss from continuing operations	(64,439)	(98,404)	(5,588,116)	(5,780,662)

Discontinued operations
Mineral rights abandoned	—	—	(193,226)	(193,226)

Net Loss	$(64,439)	$(98,404)	$(5,781,342)	$(5,973,888)

Net loss per share	$(0.00)	$(0.00)

Average shares outstanding	114,604,133	114,363,333

See accompanying notes to financial statements.
GULF COAST OIL & GAS, INC. AND SUBDISIARY
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS EQUITY
For the period beginning August 4, 2003 (Inception) through June 30, 2005

	Series A				Additional		Stock
	Preferred Stock		Common Stock		Contributed	Retained	Subscription
	Shares	Amount	Shares	Amount	Capital	Deficit	Advances
Otish Diamond Corporation
Balance August 4, 2003	—	$—	—	$—	$—	$—	$—

Shares issued for services	—	—	24,300,000	24,300	(16,200)	—	—
Shares issued for cash	—	—	11,700,000	11,700	162,300	—	—
Shares issued for mineral rights	—	—	9,000,000	9,000	62,250	—	—

Merger with Otish Mountain Company	1,000,000	1,000	323,250	324	(216)	(1,167)	—
Net loss for the period	—	—	—	—	—	(94,138)	—

Balance December 31, 2003	1,000,000	1,000	45,323,250	45,324	208,134	(95,305)	—
Correction of beginning outstanding shares	—	—	33	—	—	—	—
Shares issued for services	—	—	60,900,000	60,900	5,119,100	—	—
Shares issued for mineral rights	—	—	150	—	53	—	—
Shares issued for cash	—	—	7,902,000	7,902	255,498	—	—
Redemption of Preferred Shares	(1,000,000)	(1,000)	—	—	—	—	—
Net loss for the period	—	—	—	—	—	(5,781,342)	—

December 31, 2004	—	—	114,125,433	114,126	5,582,785	(5,876,647)	—
Stock subscription advances	—	—	—	—	—	—	99,965
Net loss for the period	—	—	—	—	—	(33,969)	—

March 31, 2005	—	—	114,125,433	114,126	5,582,785	(5,910,616)	99,965
Stock issued for cash		—	—	2,866,665	2,867	197,133	(99,965)
Net loss for the period	—	—	—	—	—	(64,439)	—

June 30, 2005	—	$—	116,992,098	$116,993	$5,779,918	$(5,975,055)	$—

GULF COAST OIL & GAS, INC. AND SUBSIDIARY
(Formerly OTISH MOUNTAIN DIAMOND COMPANY AND SUBSIDIARY)
(An Exploration Stage Company)
STATEMENT OF CASH FLOWS
For the Quarter and Year to Date Ending June 30, 2005 and the Year Ending December 31, 2004, and for the
     period beginning August 4, 2003 (Inception) through June 30, 2005

	Quarter Ended	Year to date	Year Ending
	June 30,	June 30,	December 31,
	2005	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(64,439)	$(98,408)	$(5,781,342)
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Depreciation	149	507	10,665
Amortization	125	250	2,898
Services paid by stock	—	—	5,180,000
Mineral rights abandoned	—	—	193,226
Changes in Current assets and liabilities:
(Increase) in Accounts receivable — other	(5,438)	(5,438)
(Decrease) Increase in Accounts payable	8,300	5,542	58,982
Increase in Accrued expenses	(10,954)	13,193	84,335

NET CASH (USED) BY
OPERATING ACTIVITIES	(72,257)	(84,354)	(251,236)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Mineral rights	—	—	(18,830)
Purchase of Interest in unproved oil and gas leases		(100,000)	(100,000)
Purchase of Website costs	—	(1,500)	—
Purchase of Fixed assets	—	—	—

NET CASH (USED) BY
INVESTING ACTIVITIES	(100,000)	(101,500)	(18,830)

CASH FLOWS FROM FINANCING ACTIVITIES
Redemption of Preferred stock	—	—	1,000
Sale of Common stock	100,035	200,000	263,400
Stock subscription advances	—	—	—

NET CASH PROVIDED BY
FINANCING ACTIVITIES	100,035	200,000	264,400

NET INCREASE IN CASH	(72,222)	14,146	(5,666)
CASH FROM OTISH DIAMOND MERGER	—	—	—
CASH AT BEGINNING OF PERIOD	88,280	1,912	7,578

CASH AT END OF PERIOD	$16,058	$16,058	$1,912

See accompanying notes to financial statements.

GULF COAST OIL & GAS, INC. AND SUBSIDIARY
(Formerly OTISH MOUNTAIN DIAMOND COMPANY AND SUBSIDIARY)
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2005
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
On January 13, 2005, the Company changed its name to Gulf Coast Oil & Gas, Inc.

During June 2005, the Company received $200,000 for the sale of 955,555 pre split shares of common stock.
On July 13, 2005, the Company declared a 3 for 1 forward stock split. All shares in the financial statements have been adjusted retroactively for this split.
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
Website Development Costs
The Company has expended $1,500 in Website Development Costs through March 1, 2005, for internal use software. These costs are being amortized over a three year estimated life.
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
Deposit on Interest in Unproved Oil and Gas Leases
On June 8, 2005, the Company paid $100,000 to acquire, subject to lease availability, a 75% working interest in oil and gas leases in Louisiana. Under the terms of the agreement the Company will pay 100% of the costs of acquisition, exploration and development of the leases, the lease are subject to overriding royalties, and has one year to submit the remaining portion of the total costs. In the event the leases are unavailable, the funds advanced, less expenses incurred will be returned to the Company.
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
NOTE 3 – DEPOSIT ON INTEREST IN UNPROVED OIL AND GAS LEASES
On June 8, 2005, the Company paid $100,000 to acquire, subject to lease availability, a 75% working interest in oil and gas leases in Louisiana. Under the terms of the agreement the Company will pay 100% of the costs of acquisition, exploration and development of the leases, the lease are subject to overriding royalties, and has one year to submit the remaining portion of the total costs. In the event the leases are unavailable, the funds advanced, less expenses incurred will be returned to the Company.
NOTE 4 – SERIES A PREFERRED STOCK
Each share of preferred, has 15 votes compared to each share of common, which has only one vote. In the second quarter 2004 all outstanding shares of Preferred Stock were redeemed for $1,000.

NOTE 5 – RELATED PARTIES
The Company owes the former President and shareholder of the Company $84,926 and $71,113 for compensation and expense reimbursement at March 31, 2005 and December 31, 2004 respectively.
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
NOTE 7 – SUBSEQUENT EVENT
On July 13, 2005, the Company declared a 3 for 1 forward stock split. All shares in the financial statements have been adjusted retroactively for this split.

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
On January 13, 2005, the Company changed its name to Gulf Coast Oil & Gas, Inc.
During June 2005, the Company received $200,000 for the sale of 955,555 pre-split shares of common stock.
On July 13, 2005, the Company declared a 3 for 1 forward common stock split.
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
On June 8, 2005, the Company paid $100,000 to acquire, subject to lease availability, a 75% working interest in oil and gas leases in Louisiana. Under the terms of the agreement, the Company will pay 100% of the costs of acquisition, exploration and development of the leases, which leases are subject to overriding royalties, and has one year to submit the remaining portion of the total costs. In the event the leases are unavailable, the funds advanced by the Company, less expenses incurred, will be returned to the Company.
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
FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2005
At the present time the Company has no proven properties and on December 31, 2004 the Company abandoned its mineral rights.
The Company is in its exploration stage as it is engaged in the search for mineral deposits.
The Company has not generated any revenues since its inception, August 4, 2003.
Liquidity and Capital Resources.
As of June 30, 2005, the Company had cash of $16,058. The Company had negative cash flow from operations of $72,257 during the period ended June 30, 2005.
The Company raised $100,000 from North Field Oil & Gas, Inc. The funds were received on March 15, 2005 consistent with a subscription agreement that provided in part, for the purchase of 555,555 shares of restricted common stock at a price of $0.18 per share for an aggregate consideration of $100,000.
During June 2005, the Company received $200,000 for the sale of 955,555 pre-split shares of common stock.
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
PART II OTHER INFORMATION
Item 1. Legal Proceedings
     None.
Item 2. Changes in Securities
     On July 13, 2005, the Company declared a 3 for 1 forward common stock split. All shares in the financial statements have been adjusted retroactively for this split.
Item 3. Defaults upon Senior Securities
     Not applicable
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     None
Item 6. Exhibits and Reports on Form 8-K
A. Exhibits:

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act. Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the

31.2	Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
B. Reports of Form 8-K.
     No other reports on Form 8-K were filed during the quarter ended June 30, 2005, for which this report is filed.

GULF COAST OIL & GAS, INC.
In accordance with the requirements of the Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
SIGNATURE

August 20, 2005	/s/ Rahim Rayani

Rahim Rayani
Chief Executive Officer
(PRINCIPAL EXECUTIVE OFFICER)

August 20, 2005	/s/ Rahim Rayani

Rahim Rayani
Chief Accounting Officer
(PRINCIPAL ACCOUNTING OFFICER)

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act. Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the

31.2	Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act. Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the

32.2	Sarbanes-Oxley Act.