Form 10QSB
period 2005-09-30
Gulf Coast Oil & Gas Inc.
filed 2005-11-21
CIK 1108943

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT
FOR THE QUARTER ENDED September 30, 2005
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
COMMON STOCK, PAR VALUE $.001
(Title of each class)

Number of shares of the issuer’s common stock, par value $0.001, outstanding as of September 30, 2005: 115,121,793 shares.
DOCUMENTS INCORPORATED BY REFERENCE: none
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Transitional Small Business Disclosure Format YES ☐ NO ☑

Introductory Note

Part I – Financial Information

Item 1 – Consolidated Balance Sheets (unaudited) As of September 30, 2005
Consolidated Statement of Income (unaudited) Three months ended September 30, 2005
Consolidated Statement of Shareholder’s Equity (unaudited) Three months ended September 30, 2005
Consolidated Statement of Cash Flows (unaudited) Three months ended September 30, 2005

Item 2 – Management’s Discussion and analysis of financial condition and results of operations

Item 3 – Evaluation of disclosure controls and procedures

Part II – Other Information

Signatures

Index to Exhibits
Exhibit 31.1 302 Certification of CEO
Exhibit 31.2 302 Certification of Principal Financial Officer
Exhibit 32.1 906 Certification CEO

PART I
PART I FINANCIAL INFORMATION
General
The accompanying reviewed financial statements have been prepared in accordance with the instructions to Form 10-QSB. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flow, and stockholders’ equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has not been a material change in the information disclosed in the notes to the financial statements included in the company’s annual report on Form 10-KSB for the year ended December 31, 2004. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended September 30, 2005 are not necessarily indicative of the results that can be expected for the year ended December 31, 2005.

Pollard-Kelley Auditing Services, Inc.

Auditing Services	3250 West Market St, Suite 307, Fairlawn, OH 44333 330-864-2265
Report of Independent Certified Public Accountants
Board of Directors
Gulf Coast Oil & Gas, Inc. and Subsidiary
Formerly Otish Mountain Diamond Company and Subsidiary
We have reviewed the accompanying consolidated balance sheets of Gulf Coast Oil & Gas, Inc. and Subsidiary, formerly Otish Mountain Diamond Company and Subsidiary as of September 30, 2005 and the related consolidated statements of income, stockholders’ equity, and cash flows for the three month and six month and since inception periods then ended. Theses interim financial statements are the responsibility of the Company’s management.
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
October 31, 2005
Fairlawn, Ohio

GULF COAST OIL & GAS, INC. AND SUBSIDIARY
(Formerly OTISH MOUNTAIN DIAMOND COMPANY AND SUBSIDIARY)
(An Exploration Stage Company)
BALANCE SHEETS
September 30, 2005 and December 31, 2004

	September 30,	December 31,
	2005	2004
ASSETS
Current Assets
Cash in banks	$43,054	$1,912
Accounts receivable -other	9,955	—

Total Current Assets	53,009	1,912
Fixed Assets
Office equipment	2,475	2,475
Less accumulated depreciation	(2,399)	(1,544)

	76	931
Other Assets
Website costs less accumulated amortization of $375 and $0	1,125	—
Deposit on interest in unproved oil and gas leases	100,000	—

	101,125	—

Total Assets	$154,210	$2,843

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$63,411	$76,997
Accrued expenses	35,650	105,582

Total Current Liabilities	99,061	182,579
Stockholders’ Equity
Series A Preferred stock, 1,000,000 shares authorized, 0 shares outstanding, par value $.001 per share	—	—
Common stock, 600,000,000 shares authorized 119,521,793 and 144,125,433 shares outstanding at respective periods ends, par value $.001 per share	119,522	114,126
Additional contributed capital	5,906,389	5,582,785
Deficit accumulated during exploration stage	(5,970,762)	(5,876,647)
Stock subscription advances	—	—

	(55,149)	(179,736)

Total Liabilities and Stockholders’ Equity	$154,210	$2,843

See accompanying notes to financial statements.

GULF COAST OIL & GAS, INC. AND SUBSIDIARY
(Formerly OTISH MOUNTAIN DIAMOND COMPANY AND SUBSIDIARY)
(An Exploration Stage Company)
STATEMENT OF OPERATIONS

For the Quarter and Year to Date Ending September 30, 2005 and the Year Ending December 31, 2004, and for the period beginning August 4, 2003 (Inception) through September 30, 2005

	Quarter Ended	Year to date	Year Ending
	September 30,	September 30,	December 31,	Since
	2005	2005	2004	Inception
Revenues
Sales	$—	$—	$—	$—

Cost of sales
Exploration costs	(46,789)	(46,789)	192,127	159,625

Gross Profit	46,789	46,789	(192,127)	(159,625)

Expenses
Administrative	98,869	198,567	5,388,206	5,667,064

	(52,080)	(151,778)	(5,580,333)	(5,826,689)

Other income and expenses
Loss on sale of fixed assets	—	—	(684)	(684)
Gain on settlement of debt	67,693	67,693	—	67,693
Foreign exchange (loss) gain	(11,320)	(10,030)	(7,099)	(16,689)

	56,373	57,663	(7,783)	50,320

Loss from continuing operations	4,293	(94,115)	(5,588,116)	(5,776,369)

Discontinued operations
Mineral rights abandoned	—	—	(193,226)	(193,226)

Net Loss	$4,293	$(94,115)	$(5,781,342)	$(5,969,595)

Net loss per share	$0.00	$0.00

Average shares outstanding	118,691,237	116,290,801
See accompanying notes to financial statements.

GULF COAST OIL & GAS, INC. AND SUBSIDIARY
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS EQUITY
For the period beginning August 4, 2003 (Inception) through September 30, 2005

	Series A				Additional		Stock
	Preferred Stock		Common Stock		Contributed	Retained	Subscription
	Shares	Amount	Shares	Amount	Capital	Deficit	Advances	Total
Otish Diamond Corporation
Balance August 4, 2003	—	$—	—	$—	$—	$—	$—	$—
Shares issued for services	—	—	24,300,000	24,300	(16,200)	—	—	8,100
Shares issued for cash	—	—	11,700,000	11,700	162,300	—	—	174,000
Shares issued for mineral rights	—	—	9,000,000	9,000	62,250	—	—	71,250
Merger with Otish Mountain Company	1,000,000	1,000	323,250	324	(216)	(1,167)	—	(59)
Net loss for the period	—	—	—	—	—	(94,138)	—	(94,138)

Balance December 31, 2003	1,000,000	1,000	45,323,250	45,324	208,134	(95,305)	—	159,153
Correction of beginning outstanding shares	—	—	33	—	—	—	—	—
Shares issued for services	—	—	60,900,000	60,900	5,119,100	—	—	5,180,000
Shares issued for mineral rights	—	—	150	—	53	—	—	53
Shares issued for cash	—	—	7,902,000	7,902	255,498	—	—	263,400
Redemption of Preferred Shares	(1,000,000)	(1,000)	—	—	—	—	—	(1,000)
Net loss for the period	—	—	—	—	—	(5,781,342)	—	(5,781,342)

Balance at December 31, 2004	—	—	114,125,433	114,126	5,582,785	(5,876,647)	—	(179,736)
Shares issued for Debt	—	—	300,000	300	4,700	—	—	5,000
Shares issued for prior period Debt	—	—	696,360	696	(696)	—	—	—
Shares sold	—	—	4,100,000	4,100	295,900	—	—	300,000
Shares issued for services	—	—	300,000	300	23,700	—	—	24,000
Net loss for the period	—	—	—	—	—	(94,115)	—	(94,115)

Balance at September 30, 2005	—	$—	119,521,793	$119,522	$5,906,389	$(5,970,762)	$—	$55,149

See accompanying notes to financial statements.

GULF COAST OIL & GAS, INC. AND SUBSIDIARY
(Formerly OTISH MOUNTAIN DIAMOND COMPANY AND SUBSIDIARY)
(An Exploration Stage Company)
STATEMENT OF CASH FLOWS

For the Quarter and Year to Date Ending September 30, 2005 and the Year Ending December 31, 2004, and for the period beginning August 4, 2003 (Inception) through September 30, 2005

	Quarter Ended	Year to date	Year Ending
	September 30,	September 30,	December 31,	Since
	2005	2005	2004	Inception
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$4,293	$(94,115)	$(5,781,342)	$(5,969,595)
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Depreciation	348	855	10,665	13,456
Amortization	125	375	2,898	4,719
Services paid by stock	24,000	24,000	5,180,000	5,212,100
Mineral rights abandoned	—	—	193,226	193,226
Changes in Current assets and liabilities:
(Increase) in Accounts receivable — other	(4,517)	(9,955)		(9,955)
(Decrease) Increase in Accounts payable	(14,128)	(8,586)	58,982	68,160
Increase in Accrued expenses	(83,125)	(69,932)	84,335	35,650

NET CASH (USED) BY OPERATING ACTIVITIES	(73,004)	(157,358)	(251,236)	(452,239)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Mineral rights	—	—	(18,830)	(96,575)
Purchase of Interest in unproved oil and gas leases	—	(100,000)		(100,000)
Purchase of Website costs	—	(1,500)	—	(27,519)
Purchase of Fixed assets	—	—	—	(19,205)

NET CASH (USED) BY INVESTING ACTIVITIES	—	(101,500)	(18,830)	(243,299)

CASH FLOWS FROM FINANCING ACTIVITIES
Redemption of Preferred stock	—	—	1,000	1,000
Sale of Common stock	100,000	300,000	263,400	737,400
Stock subscription advances	—	—	—	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	100,000	300,000	264,400	738,400

NET INCREASE IN CASH	26,996	41,142	(5,666)	42,862
CASH FROM OTISH DIAMOND MERGER	—	—	—	192
CASH AT BEGINNING OF PERIOD	16,058	1,912	7,578	—

CASH AT END OF PERIOD	$43,054	$43,054	$1,912	$43,054

See accompanying notes to financial statements.

GULF COAST OIL & GAS, INC. AND SUBSIDIARY
(Formerly OTISH MOUNTAIN DIAMOND COMPANY AND SUBSIDIARY)
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2005
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
On January 13, 2005, the Company changed its name to Gulf Coast Oil & Gas, Inc.
On April 15, 2005, the Company settled a prior period debt for 696,360 shares of common stock. The transaction was recorded as a current period event even though the debt was written off in the prior period. Restatement would not have changed the earning per share amounts as reported for the year ended December 31, 2004 or for the first and second quarters of 2005.
On May 2, 2005, the Company received $100,000 for 1,650,000 shares of common stock.
On May 26, 2005, the Company settled a current period debt of $5,000 for 300,000 shares of common stock.
On June 17, 2005, the Company received $100,000 for 1,200,000 shares of common stock.
On July 13, 2005, the Company declared a 3 for 1 forward stock split. All shares in the financial statements have been adjusted retroactively for this split.
On July 17, 2005, the Company received $50,000 for 625,000 shares of common stock.
On August 15, 2005, the Company issued 300,000 shares of common stock for consulting services valued at $24,000.
On September 26, 2005, the Company received $50,000 for 625,000 shares of common stock.

GULF COAST OIL & GAS, INC. AND SUBSIDIARY
(Formerly OTISH MOUNTAIN DIAMOND COMPANY AND SUBSIDIARY)
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2005
NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED
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

GULF COAST OIL & GAS, INC. AND SUBSIDIARY
(Formerly OTISH MOUNTAIN DIAMOND COMPANY AND SUBSIDIARY)
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2005
NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED
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

GULF COAST OIL & GAS, INC. AND SUBSIDIARY
(Formerly OTISH MOUNTAIN DIAMOND COMPANY AND SUBSIDIARY)
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2005
NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING - CONTINUED
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
On November 4, 2003 the Company entered into a joint venture agreement for the mineral rights for 15,361 acres in the Otish Mountain region of Quebec, Canada. The investment was $33,383 and 1,500,000 shares of common stock. The Company has paid the required claim tax/renewal fee of $12,495 CDN by the due date of November 27,

GULF COAST OIL & GAS, INC. AND SUBSIDIARY
(Formerly OTISH MOUNTAIN DIAMOND COMPANY AND SUBSIDIARY)
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2005
NOTE 2 – MINERAL RIGHTS - CONTINUED
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
NOTE 5 – RELATED PARTIES
The Company owes the former President and shareholder of the Company $0 and $71,113 for compensation and expense reimbursement at September 30, 2005 and December 31, 2004 respectively. The debt was settled in the third quarter 2005 for $20,000 resulting in a gain on settlement of debt of $67,693.

GULF COAST OIL & GAS, INC. AND SUBSIDIARY
(Formerly OTISH MOUNTAIN DIAMOND COMPANY AND SUBSIDIARY)
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2005
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
On July 17, 2005, the Company received $50,000 for 625,000 shares of common stock.
On August 15, 2005, the Company issued 300,000 shares of common stock for consulting services valued at $24,000.
On September 26, 2005, the Company received $50,000 for 625,000 shares of common stock.
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
EMPLOYEE
The Company has one (1) employee and contemplates using a varying number of subcontractors. The number of subcontractors that the Company uses will vary depending on the type and amount of work that is required.
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
FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005
At the present time the Company has no proven properties and on December 31, 2004 the Company abandoned its mineral rights.
The Company is in its exploration stage as it is engaged in the search for mineral deposits.
The Company has not generated any revenues since its inception, August 4, 2003.
Liquidity and Capital Resources.
As of September 30, 2005, the Company had cash of $43,054.00. The Company had negative cash flow from operations of $73,004.00 for the quarter ending September 30, 2005 and year to date of $157,358.00.
The Company raised $100,000 from North Field Oil & Gas, Inc. The funds were received on March 15, 2005 consistent with a subscription agreement that provided in part, for the purchase of 555,555 shares of restricted common stock at a price of $0.18 per share for an aggregate consideration of $100,000.
During July 2005, the Company received $50,000 for 625,000 shares of common stock.
During August 2005, the Company issued 300,000 shares of common stock for consulting services valued at $24,000.
During September 2005, the Company received $50,000 for 625,000 shares of common stock.
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
B. Reports of Form 8-K.
     No other reports on Form 8-K were filed during the quarter ended September 30, 2005, for which this report is filed.

GULF COAST OIL & GAS, INC.
In accordance with the requirements of the Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
SIGNATURE

November 21, 2005	/s/ Rahim Rayani

Rahim Rayani Chief Executive Officer (PRINCIPAL EXECUTIVE OFFICER)

November 21, 2005	/s/ Rahim Rayani

Rahim Rayani Chief Accounting Officer (PRINCIPAL ACCOUNTING OFFICER)

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.