Form 10KSB
period 2005-12-31
Gulf Coast Oil & Gas Inc.
filed 2006-03-31
CIK 1108943

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ---------------------

                                   FORM 10-KSB

                              ---------------------

(MARK ONE)
|X| ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

      FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

      FOR THE TRANSITION PERIOD FROM ______ TO ______

                             FILE NUMBER: 000-32747

                           GULF COAST OIL & GAS, INC.

                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

                              ---------------------

                 NEVADA                                          98-0128688
    (State or other jurisdiction of                           (I.R.S. Employer
     incorporation or organization)                          Identification No.)

      5847 SAN FELIPE, SUITE 1700
              HOUSTON, TX                                          77057
(Address of principal executive offices)                         (Zip Code)

                    ISSUER'S TELEPHONE NUMBER: (604) 876-7157
      SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT: NONE. SECURITIES REGISTERED UNDER SECTION 12(G) OF THE EXCHANGE ACT: COMMON STOCK,
                                 PAR VALUE $.001
                              (TITLE OF EACH CLASS)

                              ---------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
|_|

State issuer's revenues for its most recent fiscal year: $0.00.

State the aggregate market value of the voting and non-voting common stock held by non-affiliates of the issuer computed by reference to the price at which the common stock was sold, or the average bid and asked prices of such common stock, as of a specified date within the past 60 days. Approximately $3,297,177.38 as of March 20, 2006. The aggregate market value was based upon 103,036,793 shares held by non-affiliates and the closing price of $0.032 per share for common stock on the Over-the-Counter Bulletin Board as of March 20, 2006.

Number of shares of the issuer's common stock, par value $.001, outstanding as of March 20, 2006: 119,536,793

DOCUMENTS INCORPORATED BY REFERENCE: NONE.

Transitional Small Business Disclosure Format YES |_| NO |X|

                           GULF COAST OIL & GAS, INC.
                                   Form 10-KSB
                                TABLE OF CONTENTS

                                                                            PAGE

PART I

Item 1.   DESCRIPTION OF BUSINESS                                              1
Item 2.   DESCRIPTION OF PROPERTY                                              3
Item 3.   LEGAL PROCEEDINGS                                                    3
Item 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS                    3

PART II
Item 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS             4
Item 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS                                                5
Item 7.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                         15
Item 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE                                 15
Item 8a   CONTROLS AND PROCEDURES                                             15

PART III
Item 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF
          THE REGISTRANT; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT   16
Item 10.  EXECUTIVE COMPENSATION                                              17
Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT      18
Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                      18
Item 13.  EXHIBITS                                                            18
Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES                              20
          FINANCIAL STATEMENTS                                               F-1

                                     PART I

THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 PROVIDES A "SAFE HARBOR" FOR FORWARD LOOKING STATEMENTS. This Form 10-KSB contains statements that are not historical facts. These statements are called "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements involve important known and unknown risks, uncertainties and other factors and can be identified by phrases using "estimate," "anticipate," "believe," "project," "expect," "intend," "predict," "potential," "future," "may," "should" and similar expressions or words. Our future results, performance or achievements may differ materially from the results, performance or achievements discussed in the forward-looking statements. There are numerous factors that could cause actual results to differ materially from the results discussed in forward-looking statements, including changes in existing laws or the introduction of new laws, regulations or policies (including environmental regulations) that could increase the cost of oil and gas exploration and extraction, fluctuations in the market price of oil and gas, advances in technology that may reduce dependence on oil and gas as a source of energy, and other risk factors detailed in this report and in our other SEC filings. This list provides examples of factors that could affect the results described by forward-looking statements contained in this Form 10-KSB. However, this list is not intended to be exhaustive; many other factors could impact our business and it is impossible to predict with any accuracy which factors could result in which negative impacts. Although we believe that the forward-looking statements contained in this Form 10-KSB are reasonable, we cannot provide you with any guarantee that the anticipated results will be achieved. All forward-looking statements in this Form 10-KSB are expressly qualified in their entirety by the cautionary statements contained in this section and you are cautioned not to place undue reliance on the forward-looking statements contained in this Form 10-KSB. In addition to the risks listed above, other risks may arise in the future, and we disclaim any obligation to update information contained in any forward-looking statement.

ITEM 1. DESCRIPTION OF BUSINESS

                                    OVERVIEW

We plan to undertake oil and gas exploration projects in the continental United States. Our goal is to achieve profitable results as quickly as possible. Therefore, we expect that the majority of our initial projects will have a comparatively lower risk profile in order to increase our chances of obtaining positive cash flow in the near term. However, we may also seek to acquire interests in riskier projects that have the potential of developing into major oil or gas fields, and will consider acquiring an interest (working and/or royalty) in proven (based upon offset production and geology reports) but undeveloped drilling locations.

We have not produced revenues and have been dependent on debt and equity financings to finance our operations. As of December 31, 2005, we had cash of approximately $34,000. On February 1, 2006, we entered into a Securities Purchase Agreement with Cornell Capital Partners, L.P. ("Cornell Capital"), Certain Wealth, Ltd. and TAIB Bank, B.S.C.(c) (the "Buyers") pursuant to which the Buyers agreed to purchase secured convertible debentures in the principal amount of $2,000,000. On February 2, 2006 we sold and issued $1,000,000 in principal amount of debentures to the Buyers. The proceeds of this financing will allow us to begin implementing our business plan as detailed herein.

                                SARATOGA PROSPECT

We currently have an interest in one drilling project. On June 8, 2005, we paid $100,000 to Bourgeois Energy, Inc. to acquire a 75% working interest in the exploration and development of land referred to as the Saratoga Prospect located in the Saratoga Chalk Formation on the outskirts of the Town of Many, in Sabine Parish, Louisiana. The Saratoga prospect is located within the Upper Cretaceous, an historically productive trend whose success is attributable to the presence of cretaceous age fractured chalk. Under the terms of the Agreement with Bourgeois Energy, we have one year from the date of acquisition of leasehold interests to advance to Bourgeois Energy the remaining costs of the project (which may be advanced in stages for drilling and completion activities, respectively), which we estimate at $380,000.

In July and August of 2005, Bourgeois Energy, Inc. entered into standard form Oil, Gas and Mineral Leases with the owners of approximately 280 acres of land in the Saratoga Formation. Each of the leases is for a term of three years; provided that if the property or unit of which the property is a part is producing oil, gas or other minerals at that time, the lease shall continue in effect for as long as that mineral is produced. The property is accessible from Highway 6 and a local farm to market road, both of which are public roads owned and maintained by the State of Louisiana.

None of the land that is the subject to the leases has ever been drilled, although there have been and continue to be a number of commercially producing wells in the same geologic trend, including two currently producing wells operated by Superior Oil Incorporated just to the North of the leased property. At this time, the project is considered exploratory as neither proven (measured) nor probable (indicated) reserves have been established by an engineering firm.

We plan to finance the exploratory program with the proceeds of the convertible debenture financing. Upon receipt by Bourgeois Energy, Inc. of the additional funding for the project, it will apply for a permit for the drilling from the State of Louisiana. It will also obtain liability and workers compensation insurance, prepare the property for drilling, lease rigs, purchase equipment, hire personnel, and generally handle all aspects of the drilling program. Bourgeois Energy plans to drill the Saratoga prospect vertically to a depth of approximately 3000 feet with the option of stimulating the well for increased production using lateral jetting technologies. We estimate that it will take from four to six months from initial funding to complete the exploratory drilling program.

                                  BUSINESS PLAN

We plan to use the proceeds from the convertible debentures to fund our operating costs, to explore and possibly develop the Saratoga prospect, and to identify, explore and develop, either on our own or in conjunction with others, three to five additional oil & gas prospects over the next eighteen months. We believe that there exists in the United States potentially profitable oil and gas projects that, because of their relatively small barrel potential, have been neglected by major oil companies. The increase in the price of the First Purchaser's price of crude oil (from under $30.00 per barrel in 2000 to approximately $60.00 a barrel in March of 2006) has made these projects more attractive at this time. We will seek to invest in these types of projects and others consistent with our goal to generate positive cash flow at the earliest possible date.

                                   EMPLOYEES

We currently have one (1) employee, Rahim Rayani, our Chief Executive Officer. We have entered into a consulting agreement with C. Craig Bourgeois, a geologist. Mr. Bourgeois has assisted us in identifying potential oil and gas prospects. Mr. Bourgeois is the sole shareholder of Bourgeois Energy, Inc. We contemplate using other independent contractors from time to time as the need arises.

We are in the process of recruiting a management team and plan to hire to roll out our business plan.

                                   COMPETITION

We plan to operate in the highly competitive areas of oil and natural gas exploration, exploitation, acquisition and production. We face intense competition from a large number of independent, technology-driven companies as well as both major and other independent oil and natural gas companies in a number of areas such as:

      o seeking to acquire desirable producing properties or new leases for future exploration;

      o     marketing our oil and natural gas production; and

      o seeking to acquire the equipment and expertise necessary to operate and develop those properties.

Many of our competitors have financial and other resources substantially in excess of those available to us. This highly competitive environment could harm our business.

               GOVERNMENT REGULATION AND ENVIRONMENTAL COMPLIANCE

Our oil and natural gas exploration and production activities will be subject to extensive laws, rules and regulations promulgated by federal and state legislatures and agencies, including the Federal Energy Regulatory Commission
(FERC) and the Environmental Protection Agency.

Although we do not intend to own or operate any pipelines or facilities that are directly regulated by FERC, its regulation of third party pipelines and facilities could indirectly affect our ability to transport or market our production. Moreover, FERC has in the past, and could in the future impose price controls on the sale of natural gas. In addition, we believe we are in substantial compliance with all applicable laws and regulations, however, we are unable to predict the future cost or impact of complying with such laws and regulations because they are frequently amended, interpreted and reinterpreted.

ITEM 2. DESCRIPTION OF PROPERTY

With respect to the Company's interest in the Saratoga Prospect, please see "Item 1 - Business".

The Company currently leases on a month to month basis 250 sq. ft. of office space located at 5847 San Felipe, Suite 1700, Houston, Texas 77057. The current rental is $600.00 per month. This facility has sufficient space to meet our near term needs.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2005.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Gulf Coast Oil & Gas, Inc.'s Common Stock trades on the NASDAQ'S OTC Bulletin Board under the symbol GCOG . The high and low closing bid information for our Common Stock during the year ended December 31, 2005 is based on information received from Pink Sheets, LLC based on trading information as reported by the NASD Composite Feed or other qualified interdealer quotation medium.

            QUARTER ENDED                       HIGH         LOW
              March 31, 2004                  $  0.86     $  0.26
              June 30, 2004                   $  1.13     $  0.33
              September 30, 2004              $  0.48     $  0.25
              December 31, 2004               $  0.37     $  0.20
              March 31, 2005                  $  0.40     $  0.17
              June 30, 2005                   $  0.38     $  0.16
              September 30, 2005              $  0.37     $ 0.285
              December 31, 2005               $ 0.095     $ 0.027

The quotations reflect inter-dealer price, without mark-up, mark-down or commission and may not represent actual transactions. As of March 20, 2006, there were approximately 37 shareholders of record of our common stock.

We have never declared or paid any cash dividends on the capital stock and do not anticipate paying any cash dividends on the capital stock in the foreseeable future. We intend to retain the earnings, if any, to finance the expansion of the business. The declaration and payment of dividends in the future, if any, will be determined by the Board of Directors in light of conditions then existing, including our earnings, financial condition, capital requirements and other factors.

SECURITIES ISSUED DURING FISCAL YEAR ENDING DECEMBER 31, 2005

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

In connection with the securities that were issued for cash, no underwriting discounts or commissions were paid. Issuance of the securities in each of the transactions was exempt from registration pursuant to Section 4(2) of the Securities Act. The underlying securities were issued to accredited investors in private transactions without the use of any form of general solicitation or advertising. The underlying securities are "restricted securities" subject to applicable limitations on resale.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THE FOLLOWING DISCUSSION OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF GULF COAST OIL & GAS, INC. SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT.

THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. GULF COAST'S ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, INCLUDING, BUT NOT LIMITED TO COMPETITION AND OVERALL MARKET CONDITIONS.

The following discussion and analysis should be read together with the Consolidated Financial Statements and the accompanying notes to the Consolidated Financial Statements included elsewhere in this Report.

                                     GENERAL

We plan to undertake oil and gas exploration projects in the continental United States. Our goal is to achieve profitable results as quickly as possible. Therefore, we expect that the majority of our initial projects will have a comparatively lower risk profile in order to increase our chances of obtaining positive cash flow in the near term. However, we may also seek to acquire interests in riskier projects that have the potential of developing into major oil or gas fields, and will consider acquiring an interest (working and/or royalty) in proven (based upon offset production and geology reports) but undeveloped drilling locations.

                        LIQUIDITY AND FINANCIAL CONDITION

At December 31, 2005, cash and cash equivalents were $34,424. Total liabilities at December 31, 2005 were $129,439 consisting of all current liabilities.

At December 31, 2005, other assets included $5,248 in receivables and a deposit on interest in unproved oil and gas leases of $100,000.

As of December 31, 2005, our working capital deficit was $89,767 as compared to $180,667 at December 31, 2004.

                              RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2005 COMPARED TO YEAR ENDED DECEMBER 31, 2004

REVENUES

The Company did not generate any revenues in the year ended December 31, 2005 or the year ended December 31, 2004 and has not generated any revenues to date.

EXPLORATION COSTS

Exploration Costs during the year ended December 31, 2005 decreased to ($46,789) from $192,127 in the same period in 2004. The decrease was the result of the cessation by the Company of its diamond mining exploration activities as of December 31, 2004 and the receipt of a refund of a deposit during 2005.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses during the year ended December 31, 2005 decreased to $291,395 from $5,388,206 in the same period in 2004. This decrease was primarily due to the cessation by the Company of its diamond mining exploration activities as of December 31, 2004.

NET LOSS TO COMMON SHAREHOLDERS

Net loss to common shareholders was approximately $186,943 or $(0.00) per share for the year ended December 31, 2005 as compared to a net loss of $5,781,342964,000 or $(0.57) for the year ended December 31, 2004. The decrease in net loss for the year was principally due to a decrease in administrative expenses and exploration costs as set forth above.

ACCUMULATED DEFICIT

Since inception, we have incurred substantial operating losses and expect to incur substantial additional operating losses over the next several years. As of December 31, 2005, our accumulated deficit was $6,063,590.

                                RECENT FINANCING

On February 1, 2006, we entered into a Securities Purchase Agreement with Cornell Capital Partners, L.P. ("Cornell Capital"), Certain Wealth, Ltd. and TAIB Bank, B.S.C.(c) (the "Buyers") pursuant to which the Buyers agreed to purchase secured convertible debentures in the principal amount of $2,000,000. On February 2, 2006 we sold and issued $1,000,000 in principal amount of debentures to the Buyers.

Pursuant to the Securities Purchase Agreement, we are obligated to register for resale a total of 514,403,292 shares of common stock for issuance under the Debentures, and 30,000,000 for issuance under the Warrants. As a condition to the receipt of the second $1,000,000, we have agreed to pursue an amendment to our Articles of Incorporation to increase the authorized shares to permit the issuance by the Company of the number of shares it is required to register. To that end, we have filed a Definitive Proxy Statement with the Securities and Exchange Commission on March 15, 2006 and have commenced the process of soliciting consents from our shareholders. We have established April 24, 2006 as the final date for the receipt of consents, which may be extended at our discretion. Assuming this condition is met, or waived or modified by the Buyers, we expect to close on the additional $1,000,000 two days before we file the Registration Statement.

The debentures are convertible at the option of the Buyers any time up to maturity into shares of our common stock, par value $0.001 per share, at the price per share equal to the lesser of (a) $.02916 (the "Fixed Price") or (b) an amount equal to eighty percent (80%) of the lowest volume weighted price of our common stock, as quoted by Bloomberg, LP, for the five (5) trading days immediately preceding the conversion date, which may be adjusted pursuant to the other terms of the Debentures (the "Issuance Formula").

If the closing bid price of our common stock is less than the Fixed Price, we can redeem a portion or all amounts outstanding under the debentures prior to February 1, 2009 for a price equal to the principal amount and accrued interest thereon being redeemed, plus a redemption premium of twenty percent (20%) of the principal amount being redeemed.

We also entered into a Security Agreement pursuant to which we have granted the selling stockholders a security interest in and to substantially all our assets to secure repayment of the debentures.

In connection with the Securities Purchase Agreement, we also issued to Cornell Capital five-year warrants to purchase 30,000,000 shares of our common stock at the following exercise prices: 7,500,000 at $0.02 per share, 7,500,000 at $0.03 per share, 5,000,000 at $0.04 per share, 5,000,000 at $0.05 per share, and 5,000,000 at $0.06 per share.

                                PLAN OF OPERATION

We do not plan to make any material capital expenditures except in connection with our exploratory drilling activities that we plan to fund with a portion of the proceeds of the convertible debentures. The Company does anticipate hiring several employees to round out its management team over the next several months.

We anticipate that the proceeds from the sale of the convertible debentures will be sufficient to permit us to fund ongoing overhead expenses, pursue the Saratoga prospect and participate in an additional three to five oil and gas projects over the next twelve to eighteen months. The Company plans to keep its overhead costs to a bare minimum in order to maximize its ability to participate in projects and will evaluate the need for capital on a regular basis. We may need additional capital in order to participate in additional projects beyond the three to five that we plan to engage in over the next twelve to eighteen months. The timing of any additional financing will depend in part on the success of our initial projects. We have no commitments for any financing and such financing may not be available when needed.

                                  RISK FACTORS

WE ARE SUBJECT TO VARIOUS RISKS THAT MAY MATERIALLY HARM OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS. IF ANY OF THESE RISKS OR UNCERTAINTIES ACTUALLY OCCURS, OUR BUSINESS, FINANCIAL CONDITION OR OPERATING RESULTS COULD BE MATERIALLY HARMED. IN THAT CASE, THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE AND YOU COULD LOSE ALL OR PART OF YOUR INVESTMENT.

                          RISKS RELATED TO OUR BUSINESS

OUR AUDITORS HAVE EXPRESSED AN OPINION THAT THERE IS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

      In its report dated March 5, 2006 our auditors, Pollard-Kelley Auditing Services, Inc., expressed an opinion that there is substantial doubt about our ability to continue as a going concern. Our accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. Since inception, we have incurred operating losses and expect to incur additional operating losses over the next several years. As of December 31, 2005, we had an accumulated deficit of approximately $6.063 Million.

      We have financed our operations since inception primarily through equity financings, loans from shareholders and other related parties. We have recently entered into a number of financing transactions and are continuing to seek other financing initiatives. We will need to raise additional capital to implement our business plan. Such capital is expected to come from the sale of securities. No assurances can be given that such financing will be available in sufficient amounts or at all. Our ability to continue our operating will be dependent upon obtaining such further financing. These conditions raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

      Subsequent to December 31, 2005, as more fully set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations", in February of 2006 we received net proceeds in the amount of $850,000 from the sale of convertible debentures to the selling shareholders. We anticipate that we will have sufficient funds to operate and pursue our business plan for approximately twelve to eighteen months. After that date, we expect to have a need for additional capital. We expect to make substantial capital expenditures in our exploration and development projects. Without additional capital resources, our drilling and other activities may be curtailed, new projects may not be commenced and our business, financial condition and results of operations may suffer. We may not be able to secure additional financing on reasonable terms or at all.

WE HAVE A WORKING CAPITAL LOSS, WHICH MEANS THAT OUR CURRENT ASSETS ON DECEMBER 31, 2005 WERE NOT SUFFICIENT TO SATISFY OUR CURRENT LIABILITIES.

      We had a working capital deficit of $86,767 at December 31, 2005, which means that our current liabilities exceeded our current assets on December 31, 2005. Current assets are assets that are expected to be converted to cash within one year and, therefore, may be used to pay current liabilities as they become due.

WE HAVE A HISTORY OF OPERATING LOSSES AND HAVE BEEN UNPROFITABLE SINCE
INCEPTION.

      We incurred net losses of approximately $6.063 Million from August 4, 2003 (date of inception) to December 31, 2005, including approximately $186,000 of net loss to common shareholders in the year ended December 31, 2005. Although we will attempt to achieve profitability through our pursuit of our business plan, we have not generated revenues to date and cannot assure you that we will obtain revenues or achieve profitability.

THE CONVERTIBLE DEBENTURES CONTAIN CERTAIN COVENANTS PROHIBITING US FROM RAISING CAPITAL AT LESS THAN THE MARKET PRICE.

      The convertible debentures held by the Buyers contain covenants that, subject to certain exceptions, restrict the following activities:

      (i) Raising capital from the sale of stock or other securities convertible into stock at a price less than the market price of our common stock on the date of issuance; or

      (ii) Granting a security interest in our assets, which security interest may be needed in order to obtain borrowings or capital from a lender;

      (iii) The existence of these covenants may severely limit our ability to borrow money or raise capital from the sale of stock or convertible securities because any potential lender will want to pay a discount to the market price of our stock or because any potential lender will likely require collateral in the form of a security interest on our assets to secure a loan and purchasers of our stock or convertible securities.

FUTURE SALES BY OUR STOCKHOLDERS MAY ADVERSELY AFFECT OUR STOCK PRICE AND OUR ABILITY TO RAISE FUNDS IN NEW STOCK OFFERINGS.

      Sales of our common stock in the public market could lower the market price of our common stock. Sales may also make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price that our management deems acceptable or at all. As of March 24, 2006, we had 119,536,793 shares of common stock outstanding, without taking into account shares issuable upon exercise of the convertible debentures or warrants. This does not include the shares which may be issued to the Buyers pursuant to the convertible debentures and warrants.

THE INVESTORS UNDER THE CONVERTIBLE DEBENTURES WILL PAY LESS THAN THE THEN-PREVAILING MARKET PRICE OF OUR COMMON STOCK.

      The common stock to be issued under the convertible debentures will be issued at the lower of (i) a fixed price of $0.029716 or (ii) a 20% discount to the volume weighted average price for the five trading days immediately before the conversion. These discounted sales could cause the price of our common stock to decline.

THE ISSUANCE OF STOCK UNDER THE CONVERTIBLE DEBENTURES COULD ENCOURAGE SHORT SALES BY THIRD PARTIES, WHICH COULD CONTRIBUTE TO THE FUTURE DECLINE OF OUR STOCK PRICE.

      The significant downward pressure on the price of our common stock caused by the issuance of material amounts of common stock under the convertible debentures could encourage short sales by third parties. In a short sale, a prospective seller borrows stock from a shareholder or broker and sells the borrowed stock. The prospective seller hopes that the stock price will decline, at which time the seller can purchase shares at a lower price to repay the lender. The seller profits when the stock price declines because it is purchasing shares at a price lower than the sale price of the borrowed stock. Such sales could place further downward pressure on the price of our common stock by increasing the number of shares being sold.

OUR BUSINESS AND GROWTH WILL SUFFER IF WE ARE UNABLE TO ATTRACT AND RETAIN KEY PERSONNEL.

      Our success depends in large part upon the services of a number of key employees and consultants. If we lose the services of one or more of our key employees or consultants, it could have a significant negative impact on our business. In addition, our long term success will in large part be dependent upon our ability to attract and retain qualified geologists, geophysicists, and other personnel.

WE FACE SIGNIFICANT COMPETITION, AND MANY OF OUR COMPETITORS HAVE RESOURCES IN EXCESS OF OUR AVAILABLE RESOURCES.

      We plan to operate in the highly competitive areas of oil and natural gas exploration, exploitation, acquisition and production. We face intense competition from a large number of independent, technology-driven companies as well as both major and other independent oil and natural gas companies in a number of areas such as:

      o seeking to acquire desirable producing properties or new leases for future exploration;

      o     marketing our oil and natural gas production; and

      o seeking to acquire the equipment and expertise necessary to operate and develop those properties.

Many of our competitors have financial and other resources substantially in excess of those available to us. This highly competitive environment could harm our business.

OPERATING HAZARD AND UNINSURED RISKS

      Drilling activities are subject to many risks, including the risk that no commercially productive reservoirs will be encountered. There can be no assurance that new wells we drill will be productive or that we will recover all or any portion of our investment. Drilling for oil and natural gas may involve unprofitable efforts, not only from dry wells, but also from wells that are productive, but do not produce sufficient net revenues to return a profit after drilling, operating and other costs. The cost and timing of drilling, completing and operating wells is often uncertain. Our drilling operations may be curtailed, delayed or canceled as a result of numerous factors, many of which are beyond our control, including title problems, weather conditions, delays by project participants, compliance with governmental requirements and shortages or delays in the delivery of equipment and services. Our future drilling activities may not be successful and, if unsuccessful, such failure may have a material adverse effect on our business, financial condition or results of operations.

      Our operations are subject to hazards and risks inherent in drilling for and producing and transporting oil and natural gas, such as fires, natural disasters, explosions, encountering formations with abnormal pressures, blowouts, cratering, pipeline ruptures and spills, any of which can result in the loss of hydrocarbons, environmental pollution, personal injury claims and other damage to our properties and those of others. We do not currently maintain insurance against some these risks. The occurrence of an event that is not covered, or not fully covered by insurance could have a material adverse effect on our business, financial condition and results of operations.

REGULATORY RISKS.

      Our oil and natural gas exploration and production activities will be subject to extensive laws, rules and regulations promulgated by federal and state legislatures and agencies, including the Federal Energy Regulatory Commission (FERC) and the Environmental Protection Agency. Failure to comply with such laws, rules and regulations can result in substantial penalties. The legislative and regulatory burden on the oil and gas industry will increase our cost of doing business and will affect our profitability.

      Although we do not intend to own or operate any pipelines or facilities that are directly regulated by FERC, its regulation of third party pipelines and facilities could indirectly affect our ability to transport or market our production. Moreover, FERC has in the past, and could in the future impose price controls on the sale of natural gas. In addition, we believe we are in substantial compliance with all applicable laws and regulations, however, we are unable to predict the future cost or impact of complying with such laws and regulations because they are frequently amended, interpreted and reinterpreted.

      Many states (including Louisiana) require permits for drilling operations, drilling bonds and reports concerning operations and impose other requirements relating to the exploration and production of oil and natural gas. These states also have statutes or regulations addressing conservation matters, including provisions for the unitization or pooling of oil and natural gas properties, the establishment of maximum rates of production from wells and the regulation of spacing, plugging and abandonment of such wells.

ENVIRONMENTAL MATTERS.

      Our operations and properties will be, like the oil and gas industry in general, subject to extensive and changing federal, state and local laws and regulations relating to environmental protection, including the generation, storage, handling, emission, transportation and discharge of materials into the environment, and relating to safety and health. The recent trend in environmental legislation and regulation generally is toward stricter standards, and this trend will likely continue. These laws and regulations may require the acquisition of a permit or other authorization before construction or drilling commences and for certain other activities; limit or prohibit seismic acquisition, construction, drilling and other activities on certain lands lying within wilderness and other protected areas; and impose substantial liabilities for pollution resulting from our operations.

      The permits required for many of our operations are subject to revocation, modification and renewal by issuing authorities. Governmental authorities have the power to enforce compliance with their regulations, and violations are subject to fines or injunction, or both. Changes in existing environmental laws and regulations or in interpretations thereof could have a significant impact on us, as well as the oil and gas industry in general. The Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) and comparable state statutes impose strict and arguably joint and several liabilities on owners and operators of certain sites and on persons who disposed of or arranged for the disposal of hazardous substances found at such sites. It is not uncommon for the neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. The Resource Conservation and Recovery Act
      (RCRA) and comparable state statutes govern the disposal of solid waste and hazardous waste and authorize imposition of substantial fines and penalties for noncompliance. Although CERCLA currently excludes petroleum from its definition of hazardous substance, state laws affecting our operations impose clean-up liability relating to petroleum and petroleum related products. In addition, although RCRA classifies certain oil field wastes as non-hazardous, such exploration and production wastes could be reclassified as hazardous wastes, thereby making such wastes subject to more stringent handling and disposal requirements.

OIL AND NATURAL GAS PRICES FLUCTUATE WIDELY AND LOW PRICES COULD HAVE A MATERIAL ADVERSE IMPACT ON OUR BUSINESS AND FINANCIAL RESULTS BY LIMITING OUR LIQUIDITY AND FLEXIBILITY TO CARRY OUT DRILLING.

      Our revenues, operating results and future rate of growth will depend highly upon the prices we receive for our oil and natural gas production. Historically, the markets for oil and natural gas have been volatile and are likely to continue to be volatile in the future. Market prices of oil and natural gas depend on many factors beyond our control, including:

      o     worldwide and domestic supplies of oil and natural gas;

      o the ability of the members of the Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls;

      o     political instability or armed conflict in oil-producing regions;

      o     the price and level of foreign imports;

      o     the level of consumer demand;

      o     the price and availability of alternative fuels;

      o     the availability of pipeline capacity;

      o     weather conditions;

      o     domestic and foreign governmental regulations and taxes; and

      o     the overall economic environment.

We cannot predict future oil and natural gas price movements and prices often vary significantly. Significant declines in oil and natural gas prices for an extended period may have the following effects on our business:

      o limit our financial condition, liquidity, ability to finance planned capital expenditures and results of operations;

      o reduce the amount of oil and natural gas that we can produce economically;

      o     cause us to delay or postpone some of our capital projects;

      o     reduce our revenues, operating income and cash flow; and

      o     reduce the carrying value of our oil and natural gas properties.

                           RISKS RELATED TO OUR STOCK

THE MARKET PRICE OF OUR COMMON STOCK MAY BE VOLATILE, WHICH COULD CAUSE THE VALUE OF AN INVESTMENT IN OUR STOCK TO DECLINE.

      The market price of shares of our common stock has been and is likely to continue to be highly volatile. Factors that may have a significant effect on the market price of our common stock include the following:

      o sales of large numbers of shares of our common stocks in the open market, including shares issuable at a fluctuating conversion price at a discount to the market price of our common stock;

      o     our operating results;

      o     our need for additional financing;

      o     governmental regulation; and

      o     other factors and events beyond our control.

      In addition, our common stock has been relatively thinly traded. Thinly traded common stock can be more volatile than common stock trading in an active public market. We cannot predict the extent to which an active public market for the common stock will develop.

      The stock market in general has experienced extreme volatility that often has been unrelated to the operating performance of particular companies. These broad market and industry fluctuations may adversely affect the trading price of our common stock, regardless of our actual operating performance.

      As a result of potential stock price volatility, investors may be unable to resell their shares of our common stock at or above the cost of their purchase prices. In addition, companies that have experienced volatility in the market price of their stock have been the subject of securities class action litigation. If we were to become the subject of securities class action litigation, this could result in substantial costs, a diversion of our management's attention and resources and harm to our business and financial condition.

FUTURE SALES BY OUR STOCKHOLDERS MAY ADVERSELY AFFECT OUR STOCK PRICE AND OUR ABILITY TO RAISE FUNDS IN NEW STOCK OFFERINGS.

      Sales of our common stock in the public market following this offering could lower the market price of our common stock. Sales may also make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price that our management deems acceptable or at all.

      As of March 24, 2006, we had 119,536,793 shares of common stock outstanding, without taking into account shares issuable upon exercise of the outstanding debentures and warrants.

      We have agreed to register for resale by the Buyers an additional 544,403,329 shares of common stock outstanding. All of these shares of common stock may be immediately resold in the public market upon effectiveness of the accompanying registration statement.

      The Buyers intend to sell in the public market the shares of common stock being registered. That means that up to 544,403,329 shares of common stock, the number of shares being registered may be sold. Such sales may cause our stock price to decline.

OUR COMMON STOCK MAY BE AFFECTED BY LIMITED TRADING VOLUME AND MAY FLUCTUATE SIGNIFICANTLY.

      There has been a limited public market for our common stock and there can be no assurance that an active trading market for our common stock will develop. An absence of an active trading market could adversely affect our shareholders' ability to sell our common stock in short time periods, or possibly at all. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations that could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially.

OUR COMMON STOCK IS DEEMED TO BE "PENNY STOCK", WHICH MAY MAKE IT MORE DIFFICULT FOR INVESTORS TO SELL THEIR SHARES DUE TO SUITABILITY REQUIREMENTS.

      Our common stock is deemed to be "penny stock" as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934. These requirements may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline. Penny stocks are stock:

      o     with a price of less than $5.00 per share;

      o     that are not traded on a "recognized" national exchange;

      o whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ-listed stocks must still have a price of not less than $5.00 per share); or

      o in issuers with net tangible assets less than $2.0 million (if the issuer has been in continuous operation for at least three years) or $5.0 million (if in continuous operation for less than three years), or with average revenues of less than $6.0 million for the last three years.

      Broker/dealers dealing in penny stocks are required to provide potential investors with a document disclosing the risks of penny stocks. Moreover, broker/dealers are required to determine whether an investment in a penny stock is a suitable investment for a prospective investor.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements and supplementary data are attached hereto commencing with Page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A. CONTROLS AND PROCEDURES

As of December 31, 2005, an evaluation was carried out under the supervision of our Chief Executive Officer, who serves as our Principal Executive Officer and our Principal Financial and Accounting Officer, of the effectiveness of disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer has concluded that disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that the Company file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. No changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses, occurred during the fourth quarter of fiscal 2005 or subsequent to the date of the evaluation by its management thereof.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

                        DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth information concerning our directors and executive officers as of March 27, 2006:


NAME                     AGE   POSITION
----------------------   ---   -------------------------------------------------
Rahim Rayani             31    Chairman of the Board and Chief Executive Officer

RAHIM RAYANI, CHAIRMAN OF THE BOARD AND CHIEF EXECUTIVE OFFICER

Mr. Rayani has been the Chairman of the Board and Chief Executive Officer of the Company since June of 2005. Since 2003, Mr. Rayani has worked independently, providing management consulting and investment banking services to companies, focusing on the oil and gas and resource mining sectors. From 2001 to 2003, Mr. Rayani was an Investor Relations Executive with Mindshare Communications, Inc., where he managed investor relations services for companies in the mining, oil & gas, and technology sectors.

Our directors hold office until the next annual meeting of our stockholders and until their successors have been duly elected and qualified.

                                 AUDIT COMMITTEE

Since we have only one director, we do not have an audit committee. At such time as we can attract other directors to serve on the Board, we plan to establish an audit committee. Mr. Rayani is not a "financial expert".

                                 CODE OF ETHICS

The Company adopted a Code of Ethics in April of 2004 that applies to its Chief Executive Officer and Principal Accounting and Financial Officers.

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

To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and on representations that no other reports were required, Rahim Rayani failed to timely file a Form 3 relating to his initial acquisition of shares of the Company's common stock in June of 2005. Mr. Rayani filed the Form 3 in March of 2006.

ITEM 10. EXECUTIVE COMPENSATION

Compensation paid to Officers and Directors is set forth in the Summary Compensation Table below. The Company may reimburse its Officers and Directors for any and all out-of-pocket expenses incurred relating to the business of the Company.

                             EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

The following table sets forth information concerning the compensation paid by us during the three years ended on December 31, 2005 to our Chief Executive Officer and our other executive officers and executive officers of our subsidiaries, who were serving as executive officers on December 31, 2005 and received total salary and bonus in excess of $100,000 during fiscal year 2005 (the "Named Executive Officers").

                                                                                    LONG-TERM
                                                                                   COMPENSATION
                                                                                      AWARDS
                                                                                  ---------------
                                                                      OTHER         SECURITIES
      NAME AND PRINCIPAL POSITION                                     ANNUAL        UNDERLYING
        AS OF DECEMBER 31, 2005            YEAR       SALARY       COMPENSATION   OPTIONS/SARS(#)
---------------------------------------   ------   -------------   ------------   ---------------
Rahim Rayani, Chairman and CEO.........    2005    $ 56,000(1)          -0-             -0-
                                           2004         -0-             -0-             -0-
                                           2003         -0-             -0-             -0-

----------
(1) Represents $8,000 per month for a period of seven months commencing June 1, 2005. As of December 31, 2005, a portion of Mr. Rayani's salary was deferred due to the Company's financial condition.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

                    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL

                              OWNERS AND MANAGEMENT

The following table sets forth as of December 31, 2005, the number and percentage of outstanding shares of our common stock beneficially owned by our Named Executive Officers, directors and stockholders owning more than 5% of our common stock and our executive officers and directors as a group:

                                                     SHARES
                                                  BENEFICIALLY   PERCENTAGE OF
NAME OF OWNER                                       OWNED(1)         CLASS
----------------------------------------------   -------------   -------------
Rahim Rayani, Chairman of the Board and CEO...     16,500,000        13.8%

All Named Executive Officers and
  Directors as a Group (1 person).............     16,500,000        13.8%

----------
(1)   All of the shares are owned directly by Mr. Rayani.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 13. EXHIBITS LIST AND REPORTS ON FORM 8-K

INDEX TO EXHIBITS

EXHIBIT
   NO.                        DOCUMENT DESCRIPTION                      LOCATION
   ---                        --------------------                      --------
3.1       Articles of Incorporation filed September 14, 1999               (1)

3.2       Certificate of  Designation filed October 7, 2003                (2)

3.3       Articles of Amendment to Articles of Incorporation filed         (3)
          October 15, 2003

3.4       Certificate of Amendment to Articles of Incorporation filed      (4)
          January 13, 2005

3.6       Amended and Restated Bylaws                                      (5)

4.1       Specimen of Common Stock Certificate                             (1)

4.2       Form of Common Stock Purchase Warrant                            (2)

10.1      Securities Purchase Agreement dated as of February 1, 2006       (5)
          between the Company and Cornell Capital Partners, LP,
          Certain Wealth, Ltd. and Taib Bank, B.S.C.(c)

10.2      Investor Registration Rights Agreement dated as of February      (5)
          1, 2006 between the Company and  Cornell Capital Partners,
          LP, Certain Wealth, Ltd. and Taib Bank, B.S.C.(c)

10.3      Security Agreement dated as of February 1, 2006 between the      (5)
          Company and  Cornell Capital Partners, LP, Certain Wealth,
          Ltd. and Taib Bank, B.S.C.(c)

10.4      First Amendment to Investor Registration Rights Agreement        (5)
          dated as of March, 2006 between the Company and  Cornell
          Capital Partners, LP, Certain Wealth, Ltd. and Taib Bank,
          B.S.C.(c)

10.5      Agreement between the Company and Bourgeois Energy, Inc.         (5)
          dated June 17, 2005 relating to the Saratoga Prospect

10.6      Business Consulting Services Agreement between the Company       (5)
          and Bourgeois Energy, Inc. dated August 15, 2005

23.1      Consent of Pollard-Kelley Audit Services, Inc.                   (5)

31.1      Certification of Chief Executive Officer and Principal           (5)
          Accounting and Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1      Certification of Chief Executive Officer and Principal           (5)
          Accounting and Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

99.1      Secured Convertible Debenture issued February 1, 2006 in         (5)
          the amount of $500,000 to Cornell Capital Partners, LP
          (CCP-001)

99.2      Secured Convertible Debenture issued February 1, 2006 in         (5)
          the amount of $250,000 to Certain Wealth, Ltd. (CCP-002)

99.3      Secured Convertible Debenture issued February 1, 2006 in         (5)
          the amount of $250,000 to Taib Bank, B.S.C.(c)(CCP-003)

99.4      Warrant dated as of February 1, 2006 issued to Cornell           (5)
          Capital Partners, LP (7,500,000 shares)

99.5      Warrant dated as of February 1, 2006 issued to Cornell           (5)
          Capital Partners, LP (7,500,000 shares)

99.6      Warrant dated as of February 1, 2006 issued to Cornell           (5)
          Capital Partners, LP (5,000,000 shares)

99.7      Warrant dated as of February 1, 2006 issued to Cornell           (5)
          Capital Partners, LP (5,000,000 shares)

99.8      Warrant dated as of February 1, 2006 issued to Cornell           (5)
          Capital Partners, LP (5,000,000 shares)

(1) Filed as an exhibit to Registration Statement on Form SB-2, as amended, filed on April 22, 2001 and incorporated herein by reference.
(2) Filed as Exhibit 3.1 to Report on Form 8-K filed on October 20, 2003 and incorporated herein by reference.
(3) Filed as Exhibit 3.1 to Report on Form 8-K filed October 23, 2003 and incorporated herein by reference.
(4) Filed as Exhibit 3 to Report on Form 8-K filed January 19, 2005 and incorporated herein by reference.
(5)   Filed herewith.

REPORTS ON FORM 8-K

      None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed for fiscal 2005 for professional services rendered by Pollard-Kelley Auditing Services, Inc. as our principal accountant for the audit of our annual financial statements and review of financial statements included in our Form 10-QSB and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal year 2005 were $11,000.00.

The aggregate fees billed for fiscal 2004 for professional services rendered by Pollard-Kelley Auditing Services as our principal accountant for the audit of our annual financial statements and review of financial statements included in our Form 10-QSB and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal year 2004 were $9,500.00.

AUDIT-RELATED FEES

The aggregate fees billed in each of fiscal 2005 and 2004 for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A) were $0 and $0, respectively.

TAX FEES

The aggregate fees billed in each of fiscal 2005 and 2004 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning were $0 and $0, respectively.

ALL OTHER FEES

The aggregate fees billed in each of fiscal 2005 and 2004 for products and services provided by our principal accountant (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A) were $0 and $0, respectively.

PRE-APPROVAL POLICIES AND PROCEDURES

The decision to retain our principal accountant was approved by the Board of Directors in 2003 before current management was involved with the Company. We do not have a separate audit committee.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   GULF COAST OIL & GAS, INC.


                                       By: /s/ Rahim Rayani
                                           -------------------------------------
                                           Rahim Rayani
                                           Chief Executive Officer and President
                                           (Principal Executive Officer)


                                       By: /s/ Rahim Rayani
                                           -------------------------------------
                                           Rahim Rayani
                                           Chief Financial Officer (Principal
                                           Financial Officer and Principal
                                           Accounting Officer)

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Gulf Coast Oil and Gas, Inc. and Subsidiary
(Formerly Otish Mountain Diamond Company and Subsidiary)

We have audited the accompanying balance sheets of Gulf Coast Oil and Gas, Inc. and Subsidiary (Formerly Otish Mountain Diamond Company and Subsidiary) as of December 31, 2005 and 2004, and the related statements of income, changes in stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting standards.

Pollard-Kelley Auditing Services, Inc.

/S/ Pollard-Kelley Auditing Services, Inc.

Fairlawn, Ohio
March 5, 2006

                           GULF COAST OIL & GAS, INC.
            (FORMERLY OTISH MOUNTAIN DIAMOND COMPANY AND SUBSIDIARY)
                         (AN EXPLORATION STAGE COMPANY)
                                 BALANCE SHEETS
                     December 31, 2005 and December 31, 2004

                                                      DECEMBER 31,  DECEMBER 31,
                         ASSETS                          2005          2004
                                                         ----          ----
Current Assets
     Cash in banks                                    $    34,424   $     1,912
     Accounts receivable -other                             5,248            --
                                                      -----------   -----------
          Total Current Assets                             39,672         1,912
Fixed Assets
     Office equipment                                       3,550         2,475
     Less accumulated depreciation                         (2,560)       (1,544)
                                                      -----------   -----------
                                                              990           931
Other Assets
     Website costs less accumulated
          amortization of $500 and $0                       1,000            --
     Deposit on interest in unproved oil and gas
     leases                                               100,000            --
                                                      -----------   -----------
                                                          101,000            --
                                                      -----------   -----------
          Total Assets                                $   141,662   $     2,843
                                                      ===========   ===========
     LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Accounts payable                                 $    70,672   $    76,997
     Due to shareholder                                    23,136            --
     Accrued expenses                                      35,631       105,582
                                                      -----------   -----------
          Total Current Liabilities                       129,439       182,579
Stockholders' Equity
     Series A Preferred stock, 1,000,000 shares
          authorized, 0 shares outstanding,
          par value $.001 per share                            --            --
     Common stock, 600,000,000 shares authorized,
          119,536,793 and 114,125,433 shares
          outstanding at respective period ends,
          par value $.001 per share                       119,537       114,126
     Additional contributed capital                     5,906,374     5,582,785
     Deficit accumulated during exploration stage      (6,063,590)   (5,876,647)
     Stock subscription advances                           49,902            --
                                                      -----------   -----------
                                                           12,223      (179,736)
                                                      -----------   -----------
          Total Liabilities and Stockholders' Equity  $   141,662   $     2,843
                                                      ===========   ===========

                 See accompanying notes to financial statements.

                           GULF COAST OIL & GAS, INC.
            (FORMERLY OTISH MOUNTAIN DIAMOND COMPANY AND SUBSIDIARY)
                         (AN EXPLORATION STAGE COMPANY)
                             STATEMENT OF OPERATIONS
  For the Years Ending December 31, 2005 and 2004, and for the period beginning
              August 4, 2003 (Inception) through December 31, 2005

                                   YEAR ENDING     YEAR ENDING
                                   DECEMBER 31,    DECEMBER 31,        SINCE
                                       2005            2004          INCEPTION
                                   ------------    ------------    ------------
Revenues
    Sales                          $         --    $         --    $         --

Cost of sales
    Exploration costs                   (46,789)        192,127         159,625
                                   ------------    ------------    ------------
        Gross Profit                     46,789        (192,127)       (159,625)

Expenses
    Administrative                      291,395       5,388,206       5,761,059
                                   ------------    ------------    ------------
                                       (244,606)     (5,580,333)     (5,920,684)
Other income and expenses
    Loss on sale of fixed assets             --            (684)           (684)
    Gain on settlement of debt           67,693              --          67,693
    Foreign exchange (loss) gain        (10,030)         (7,099)        (16,689)
                                   ------------    ------------    ------------
                                         57,663          (7,783)         50,320
                                   ------------    ------------    ------------
Loss from continuing operations        (186,943)     (5,588,116)     (5,870,364)
                                   ------------    ------------    ------------
Discontinued operations
    Mineral rights abandoned                 --        (193,226)       (193,226)
                                   ------------    ------------    ------------
Net Loss                           $   (186,943)   $ (5,781,342)   $ (6,063,590)
                                   ============    ============    ============
Net loss per share                 $      (0.00)   $      (0.18)

Average shares outstanding          117,302,001      32,911,401

                 See accompanying notes to financial statements.

                           GULF COAST OIL & GAS, INC.
            (FORMERLY OTISH MOUNTAIN DIAMOND COMPANY AND SUBSIDIARY)
                         (AN EXPLORATION STAGE COMPANY)
                        STATEMENT OF STOCKHOLDERS EQUITY
  For the period beginning August 4, 2003 (Inception) through December 31, 2005

                                                   SERIES A
                                                PREFERRED STOCK          COMMON STOCK   CONTRIBUTED
                                            SHARES          AMOUNT          SHARES         AMOUNT
                                         ------------    ------------    ------------   ------------
Balance August 4, 2003                             --    $         --              --   $         --
   Shares issued for services                      --              --      24,300,000         24,300
   Shares issued for cash                          --              --      11,700,000         11,700
   Shares issued for mineral rights                --              --       9,000,000          9,000
   Merger with Otish Mountain Company       1,000,000           1,000         323,250            324
   Net loss for the period                         --              --              --             --
                                         ------------    ------------    ------------   ------------
Balance December 31, 2003                   1,000,000           1,000      45,323,250         45,324
   Correction of beginning
   outstanding shares                              --              --              33             --
   Shares issued for services                      --              --      60,900,000         60,900
   Shares issued for mineral rights                --              --             150             --
   Shares issued for cash                          --              --       7,902,000          7,902
   Redemption of Preferred Shares          (1,000,000)         (1,000)             --             --
   Net loss for the period                         --              --              --             --
                                         ------------    ------------    ------------   ------------
Balance at December 31, 2004                       --              --     114,125,433        114,126
   Shares issued for Debt                          --              --         300,000            300
   Shares issued for prior period Debt             --              --         696,360            696
   Shares sold                                     --              --       4,115,000          4,115
   Shares issued for services                      --              --         300,000            300
   Stock subscription advance                      --              --              --             --
   Net loss for the period                         --              --              --             --
                                         ------------    ------------    ------------   ------------
Balance at December 31, 2005                       --    $         --     119,536,793   $    119,537
                                         ============    ============    ============   ============

                                          ADDITIONAL        STOCK
                                           RETAINED      SUBSCRIPTION
                                            CAPITAL        DEFICIT         ADVANCES         TOTAL
                                         ------------    ------------    ------------   ------------
Balance August 4, 2003                   $         --    $         --    $         --   $         --
   Shares issued for services                 (16,200)             --              --          8,100
   Shares issued for cash                     162,300              --              --        174,000
   Shares issued for mineral rights            62,250              --              --         71,250
   Merger with Otish Mountain Company            (216)         (1,167)             --            (59)
   Net loss for the period                         --         (94,138)             --        (94,138)
                                         ------------    ------------    ------------   ------------
Balance December 31, 2003                     208,134         (95,305)             --        159,153
   Correction of beginning
   outstanding shares                              --              --              --             --
   Shares issued for services               5,119,100              --              --      5,180,000
   Shares issued for mineral rights                53              --              --             53
   Shares issued for cash                     255,498              --              --        263,400
   Redemption of Preferred Shares                  --              --              --         (1,000)
   Net loss for the period                         --      (5,781,342)             --     (5,781,342)
                                         ------------    ------------    ------------   ------------
Balance at December 31, 2004                5,582,785      (5,876,647)             --       (179,736)
   Shares issued for Debt                       4,700              --              --          5,000
   Shares issued for prior period Debt           (696)             --              --             --
   Shares sold                                295,900              --              --        300,015
   Shares issued for services                  23,700              --              --         24,000
   Stock subscription advance                      --              --          49,902         49,902
   Net loss for the period                         --        (186,943)             --       (186,943)
                                         ------------    ------------    ------------   ------------
Balance at December 31, 2005             $  5,906,389    $ (6,063,590)   $     49,902   $     12,238
                                         ============    ============    ============   ============

                 See accompanying notes to financial statements.

                           GULF COAST OIL & GAS, INC.
            (FORMERLY OTISH MOUNTAIN DIAMOND COMPANY AND SUBSIDIARY)
                         (AN EXPLORATION STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
          For the Years Ending December 31, 2005 and 2004, and for the
      period beginning August 4, 2003 (Inception) through December 31, 2005

                                                    YEAR ENDING     YEAR ENDING
                                                    DECEMBER 31,    DECEMBER 31,        SINCE
                                                        2005            2004          INCEPTION
                                                    ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss for the period                          $   (186,943)   $ (5,781,342)   $ (6,063,590)
   Adjustments to reconcile net earnings to net
    cash provided (used) by operating activities:
      Depreciation                                         1,016          10,665          13,617
      Amortization                                           375           2,898           4,719
      Services paid by stock                              24,000       5,180,000       5,212,100
      Mineral rights abandoned                                --         195,226         195,226
   Changes in Current assets and liabilities:
      (Increase) in Accounts receivable - other           (5,248)             --          (5,248)
      (Decrease) Increase in Accounts payable             (6,325)         58,982          70,672
      (Decrease) Increase in Accrued expenses            (41,690)         84,335          58,767
                                                    ------------    ------------    ------------
      NET CASH (USED) BY OPERATING ACTIVITIES           (214,815)       (249,236)       (513,737)

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of Mineral rights                                 --         (18,830)        (91,534)
   Purchase of Interest in unproved oil and gas
   leases                                               (100,000)                       (100,000)
   Purchase of Website costs                              (1,500)             --         (27,519)
   Purchase of Fixed assets                               (1,075)             --         (20,280)
                                                    ------------    ------------    ------------
      NET CASH (USED) BY INVESTING ACTIVITIES           (102,575)        (18,830)       (239,333)

CASH FLOWS FROM FINANCING ACTIVITIES
   Redemption of Preferred stock                              --          (1,000)             --
   Sale of Common stock                                  300,000         263,400         737,400
   Stock subscription advances                            49,902              --          49,902
                                                    ------------    ------------    ------------
      NET CASH PROVIDED BY FINANCING ACTIVITIES          349,902         262,400         787,302
                                                    ------------    ------------    ------------
NET INCREASE IN CASH                                      32,512          (5,666)         34,232
CASH FROM OTISH DIAMOND MERGER                                --              --             192
CASH AT BEGINNING OF PERIOD                                1,912           7,578              --
                                                    ------------    ------------    ------------
CASH AT END OF PERIOD                               $     34,424    $      1,912    $     34,424
                                                    ============    ============    ============

                 See accompanying notes to financial statements.

                    GULF COAST OIL & GAS, INC. AND SUBSIDIARY
            (Formerly OTISH MOUNTAIN DIAMOND COMPANY AND SUBSIDIARY)
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2005

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

On November 30, 2003, the Company successfully acquired 100% of Otish Mountain Diamond Corp. ("Otish Corp."). The business activities of Otish Corp. became the business activities of the Company. In connection with the merger the capitalization of the Company was amended to reflect a 220:1 reverse stock split and to increase the authorized capital to 600,000,000 shares, consisting of 500,000,000 common shares with a par value of $0.001, and 100,000,000 preferred shares with a par value of $0.001. Also, 1,000,000 shares of a Series A Preferred were issued for services rendered. Finally, the then president of the Company entered into two agreements with the Company; one, assumed all the known liabilities of the company, and the second, agreed to convert debt owed the president of $236,000 into 236,000 shares of Company common stock. The Company's income statement at the date of merger was as follows:

            Revenues                $      0
            Expenses:
            Exploration costs:        36,293
            Administrative:          136,284
            Net Loss:               $172,577

Otish Mountain Diamond Corp. was incorporated in the state of Nevada on August 4, 2003. The Company is in the mining and exploration business and has mineral rights in the Otish Mountain and Superior Craton regions of Canada. The Company's business plan includes the expansion of its mineral rights and the mining of diamonds.

In August and November 2003, the Company issued 3,000,000 pre split shares of its common stock and paid $77,745 for mineral rights in the Otish Mountain and Superior Craton regions of Quebec, Canada.

In the first quarter of 2004 the Company issued 20,300,050 pre split shares of common stock for services valued at $5,180,053. Valuation was based on the approximate trading value of the Company's shares on the date issued.

During the third quarter of 2004 the Company issued 2,634,000 pre split shares of common stock to liquidate $263,400 of advances.

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

AN EXPLORATION STAGE COMPANY

The Company is an Exploration Stage Company since it is engaged in the search for mineral deposits, which are not in the development or production stage. As an exploration stage company the Company will present, Since Inception, results on its statements of operations, stockholders' equity and cash flows.

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

FOREIGN CURRENCY TRANSLATION

The Company's primary functional currency is the Canadian dollar. For financial statement presentation the statements are translated in U.S. dollars. Monetary assets and liabilities are translated at year-end exchange rates while non-monetary items are translated at historical rates. Income and expense accounts are translated at the average rates in effect during the period, except for depreciation, which is translated at historical rates. Therefore, translation adjustments and transaction gains or losses are recognized in the income in the period of occurrence. In September 2005 the Company consolidated all operations in the United States of America.

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

On November 4, 2003 the Company entered into a joint venture agreement for the mineral rights for 15,361 acres in the Otish Mountain region of Quebec, Canada. The investment was $33,383 and 1,500,000 shares of common stock. The Company has paid the required claim tax/renewal fees of $12,495 CDN by the due date of November 27, 2003. The Company is required to make a minimum advanced royalty payment of $15,000 CDN once mining stage begins. Royalties are subject to underlying royalties of 2% of the net smelter returns and 2% of the gross overriding royalty as defined in the agreement. The Company's total outlay for the joint venture shall not exceed $375,000 CDN. The Company owns 45% of the joint venture.

At present the Company has no proven properties.

At December 31, 2004 the Company decided to abandon the above mineral rights. The balance of the rights and the net book value of the website development costs were expensed. The total amount written off was $195,226.

NOTE 3 - DEPOSIT ON INTEREST IN UNPROVED OIL AND GAS LEASES

On June 8, 2005, the Company paid $100,000 to acquire, subject to lease availability, a 75% working interest in oil and gas leases in Louisiana. Under the terms of the agreement the Company will pay 100% of the costs of acquisition, exploration and development of the leases, the leases are subject to overriding royalties, and has one year to submit the remaining portion of the total costs. In the event the leases are unavailable, the funds advanced, less expenses incurred will be returned to the Company.

NOTE 4 - SERIES A PREFERRED STOCK

Each share of preferred, has 15 votes compared to each share of common, which has only one vote. In the second quarter 2004 all outstanding shares of Preferred Stock were redeemed for $1,000.

NOTE 5 - RELATED PARTIES

The Company owes the former President and shareholder of the Company $0 and $71,113 for compensation and expense reimbursement at December 31, 2005 and December 31, 2004 respectively. The debt was settled in the third quarter 2005 for $20,000 resulting in a gain on settlement of debt of $67,693.

The Company owes its present President $18,619 for compensation and expense reimbursement at December 31, 2005.

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

NOTE 7 - SUBSEQUENT EVENTS

On February 1, 2006, the Company entered into a Securities Purchase Agreement with a group of investors to sell secured convertible debentures in the principal amount of $2,000,000. On February 2, 2006, the Company sold $1,000,000 of these debentures. In connection with this agreement the Company issued five-year warrants to purchase 30,000,000 shares of common stock at the following exercise prices: 7,500,000 at $0.02 per share, 7,500,000 at $0.03 per share, 5,000,000 at $0.04 per share, 5,000,000 at $0.05 per share and 5,000,000 at $0.06 per share. The debentures are convertible at the option of the investors at any time up to maturity into shares of common stock at the price per share equal to the lesser of $0.02916 per share or an amount equal to 80% of the lowest volume weighted price of common stock for the five days immediately preceding the conversion date.

The Debentures have a three year term and accrue interest at 10% per annum. The repayment of the Debentures is secured by substantially all the assets of the Company.

The Company agreed to file a Registration Statement to register the shares of common stock issuable upon conversion of the debentures and upon exercise of the warrants by March 4, 2006 (which has subsequently been extended to March 31, 2006).