Form 10QSB
period 2006-03-31
Gulf Coast Oil & Gas Inc.
filed 2006-06-05
CIK 1108943

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

      FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

      FOR THE TRANSITION PERIOD FROM __________ TO __________

                        COMMISSION FILE NUMBER 000-32747

                           GULF COAST OIL & GAS, INC.
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

            DELAWARE                                             98-0128688
(STATE OR OTHER JURISDICTION OF                               (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                              IDENTIFICATION NO.)

                           5847 SAN FELIPE, SUITE 1700
                              HOUSTON, TEXAS 77057
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

                                 (713) 821-1731
                (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                             Yes |_|         No |X|

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                     PROCEEDINGS DURING THE PAST FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes |_| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 31, 2006, 119,536,793 shares of common stock.

Transitional Small Business Disclosure Format (check one):  Yes |_|  No |X|

SEC2334(9-05)     PERSONS WHO ARE TO RESPOND TO THE COLLECTION OF INFORMATION
                  CONTAINED IN THIS FORM ARE NOT REQUIRED TO RESPOND UNLESS THE
                  FORM DISPLAYS A CURRENT VALID OMB CONTROL NUMBER.

                    GULF COAST OIL & GAS, INC. AND SUBSIDIARY
                                   FORM 10-QSB
                      FOR THE QUARTER ENDED MARCH 31, 2006

                                      INDEX

                                                                            PAGE

                         PART 1--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

        Balance Sheets--March 31, 2006 and December 31, 2005                   3

        Statements of Operations - Three Months Ended March 31, 2006
        and 2005, and period from August 4, 2003 (inception) to
        March 31, 2006                                                         4

        Statements of Changes in Stockholders' Equity (Deficit)--Three
        Months Ended March 31, 2006                                            5

        Statement of Cash Flows--Three Months Ended March 31, 2006 and
        2005, and period from August 4, 2003(inception) to March 31, 2006      6

        Notes to Consolidated Financial Statements--March 31, 2006             7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS                                                 11

ITEM 3. CONTROLS AND PROCEDURES                                               12

                           PART II--OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                    13

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                            13

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                      13

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                  13

ITEM 5.  OTHER INFORMATION                                                    13

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                     14

                          PART I--FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                    GULF COAST OIL & GAS, INC. AND SUBSIDIARY
            (Formerly OTISH MOUNTAIN DIAMOND COMPANY AND SUBSIDIARY)
                         (An Exploration Stage Company)
                                 BALANCE SHEETS
                      MARCH 31, 2006 AND DECEMBER 31, 2005

                                                                        31-MAR-06     31-DEC-05
                                                                       ----------    ----------
ASSETS
Current Assets
            Cash & Cash Equivalents                                       792,997        34,424
            Accounts receivable                                             4,517         5,248
            Deferred financing                                             76,644             0
                                                                       ----------    ----------
                                                                          874,158        39,672
Fixed Assets
            Office equipment                                                3,550         3,550
            Less: accumulated depreciation                                 (2,834)       (2,560)
                                                                       ----------    ----------
                                                                              716           990
Other Assets
            Deferred financing                                            293,805             0
            Website costs less accumulated amortization                       700         1,000
            Deposit on interest in unproved oil and gas leases            100,000       100,000
                                                                       ----------    ----------
                                                                          394,505       101,000
                                                                       ----------    ----------

Total Assets                                                            1,269,380       141,662
                                                                       ==========    ==========

Current Liabilities
            Accounts payable                                               66,813        70,672
            Accrued expenses                                               35,631        35,631
            Due to shareholder                                             23,136        23,136
                                                                       ----------    ----------
                                                                          125,581       129,439

Promissory Notes                                                        1,000,000             0
Derivative Liability arising from warrants                                980,832             0
Stockholders' Equity
            Series A preferred stock, 100,000,000 shares authorized,
            0 shares outstanding, par value $.001 per share Common
            stock, 1,000,000,000 shares authorized, 119,536,793
            shares outstanding at Dec 31, 2005 and March 31, 2006
            par value $.001 per shares                                    119,537       119,537
            Additional contributed capital                              5,906,374     5,906,374
            Deficit accumulated during exploration stage               (6,180,236)   (6,063,590)
            Accumulated other comprehensive deficit                      (732,609)            0
            Stock subscription advances                                    49,902        49,902
                                                                       ----------    ----------
                                                                         (837,032)       12,223
                                                                       ----------    ----------

Total Liabilities and Stockholders' Equity                              1,269,380       141,662
                                                                       ==========    ==========

                 See accompanying notes and accountants report.

                    GULF COAST OIL & GAS, INC. AND SUBSIDIARY
            (Formerly OTISH MOUNTAIN DIAMOND COMPANY AND SUBSIDIARY)
                         (An Exploration Stage Company)

                             STATEMENT OF OPERATIONS
              THREE MONTHS ENDED MARCH 31, 2006, THREE MONTHS ENDED
                   MARCH 31, 2005 AND FOR THE PERIOD BEGINNING
                AUGUST 4, 2003 (INCEPTION) THROUGH MARCH 31, 2006

                                                    Three Months    Three Months
                                                       Ended           Ended
                                                      March 31,       March 31,         Since
                                                        2006            2005          Inception
                                                    ------------    ------------    ------------
Interest revenue                                           3,987               0           3,987
Cost of sales
            Exploration costs                                  0               0         159,625
                                                    ------------    ------------    ------------

Gross Profit                                               3,987               0        (155,638)
Expenses
            Administration                               120,632          33,969       5,881,691
                                                    ------------    ------------    ------------

                                                        (116,645)        (33,969)     (6,037,329)
                                                    ------------    ------------    ------------
Other income and expenses
            Loss on sale of fixed assets                       0               0            (684)
            Gain on settlement of debt                                         0          67,693
            Foreign exchange (loss) gain                                       0         (16,689)
                                                    ------------    ------------    ------------
                                                               0               0          50,320
                                                    ------------    ------------    ------------
Loss from continuing operations                         (116,645)        (33,969)     (5,987,009)
                                                    ------------    ------------    ------------
Discontinued operations
            Mineral rights abandoned                           0               0        (193,226)
                                                    ------------    ------------    ------------
Net Loss                                                (116,645)        (33,969)     (6,180,235)
                                                                    ============    ============
Other Comprehensive Loss
            Increase in fair value of derivatives       (732,609)

Net Comprehensive Loss                                  (849,254)
                                                    ============

Loss Per Share (Basic and Diluted)
            Net Loss                                       (0.00)          (0.00)
            Other Comprehensive Loss                       (0.01)          (0.00)
            Net Comprehensive Loss                         (0.01)          (0.00)
            Average Shares Outstanding               119,536,793      38,041,861

                See accompanying notes to financial statements.

                    GULF COAST OIL & GAS, INC. AND SUBSIDIARY
            (Formerly OTISH MOUNTAIN DIAMOND COMPANY AND SUBSIDIARY)
                         (An Exploration Stage Company)

             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                                                                               ACCUMULATED
                        SERIES A                                  ADDITIONAL     OTHER                         STOCK
                      PREFERRED STOCK       COMMON STOCK        CONTRIBUTED  COMPREHENSIVE    RETAINED     SUBSCRIPTION
                      SHARES    AMOUNT    SHARES       AMOUNT      CAPITAL       DEFICIT       DEFICIT       ADVANCES       TOTAL
                      ------    ------    ------       ------      -------       -------       -------       --------       -----
Balance at
  December 31, 2005      --   $   --   119,536,793   $119,537   $ 5,906,374   $    --       $(6,063,590)   $   49,902   $  12,223
  Accumulated
    Other
    Comprehensive
    Deficit              --       --       --           --          --          (732,609)                         --      (732,609)
   Net loss for
    the period           --       --       --           --          --             --          (116,646)          --      (116,646)
                       -----------------------------------------------------------------------------------------------------------
Balance at
March 31, 2006           --       --   119,536,793   $119,537   $ 5,906,374   $ (732,609)   $(6,180,236)   $   49,902   $ (837,032)
                       ===========================================================================================================

                 See accompanying notes to financial statements.

                    GULF COAST OIL & GAS, INC. AND SUBSIDIARY
            (Formerly OTISH MOUNTAIN DIAMOND COMPANY AND SUBSIDIARY)
                         (An Exploration Stage Company)

                             STATEMENT OF CASH FLOWS
              THREE MONTHS ENDED MARCH 31, 2006, THREE MONTHS ENDED
                   MARCH 31, 2005 AND FOR THE PERIOD BEGINNING
                AUGUST 4, 2003 (INCEPTION) THROUGH MARCH 31, 2006

                                                         Three Months   Three Months
                                                            Ended          Ended
                                                           March 31,      March 31,        Since
                                                             2006           2005         Inception
                                                         ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
          Net loss for the period                            (116,645)       (33,969)    (6,180,235)
          Adjustments to reconcile net earnings to net
          cash provided
              (used) by operating activities:
              Depreciation                                          0            357         13,617
              Amortization                                     13,346            125         18,065
              Services paid by stock                                0              0      5,212,100
              Mineral rights abandoned                              0              0        195,226
          Changes in current assets and liabilities
              Increase (Decrease) in accounts
              receivable - other                                  731              0         (4,517)
              (Decrease) Increase in accounts payable          (3,859)        (2,758)        66,813
              (Decrease) Increase in accrued expenses               0         24,147         58,767
              (Decrease) Increase in deferred financing      (135,000)             0       (135,000)
                                                         ------------   ------------   ------------
NET CASH (USED) BY OPERATING ACTIVITIES                      (241,427)       (12,098)      (755,164)
                                                         ------------   ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES
          Purchase of mineral rights                                               0        (91,534)
          Purchase of interest in unproved oil and gas
          leases                                                    0              0       (100,000)
          Purchase of website costs                                 0         (1,500)       (27,519)
          Purchase of fixed assets                                  0              0        (20,280)
                                                         ------------   ------------   ------------
NET CASH (USED) BY INVESTING ACTIVITIES                             0         (1,500)      (239,333)
                                                         ------------   ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES
          Sale of common stock/ convertible debentures      1,000,000              0      1,737,400
          Stock subscription advances                               0         99,965         49,902
                                                         ------------   ------------   ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                   1,000,000         99,965      1,787,302
                                                         ------------   ------------   ------------
NET INCREASE IN CASH                                          758,573         86,367        792,805
CASH FROM OTISH DIAMOND MERGER                                      0              0            192
CASH AT BEGINNING OF PERIOD                                    34,424          1,912              0
                                                         ------------   ------------   ------------
CASH AT END OF PERIOD                                         792,997         88,279        792,997
                                                         ============   ============   ============

                 See accompanying notes and accountants report.

                    GULF COAST OIL & GAS, INC. AND SUBSIDIARY
            (Formerly OTISH MOUNTAIN DIAMOND COMPANY AND SUBSIDIARY)
                         (An Exploration Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

HISTORY

Otish Mountain Diamond Company (formerly First Cypress, Inc.), a Nevada corporation, was organized on September 14, 1999. From inception to September 30, 2003, the Company had not generated any revenues and was considered a development stage enterprise, as defined in Financial Accounting Standards Board No. 7. The Company was in the process of developing an internet computer software program known as EngineMax. Essentially, software development was suspended in November 2002 due to cash flow constraints. In October 2002, the Company acquired certain items constituting the "Money Club Financial" business concept and business plan. Due to the Company's inability to raise the necessary equity capital to further the Money Club Financial business concept, no monies were spent furthering the business concept from the date of acquisition to September 30, 2003. The Company discontinued its involvement in these operations in the third quarter of 2003.

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

Otish Mountain Diamond Corp. was incorporated in the state of Nevada on August 4, 2003. The Company was formerly engaged in the mining and exploration business and had mineral rights in the Otish Mountain and Superior Craton regions of Canada.

On November 30, 2003, the Company declared a 1 for 220 reverse stock split. On July 13, 2005, the Company declared a 3 for 1 forward stock split. All shares amount referenced in these footnotes represent the share equivalents after taking into account, to the extent applicable, the effect of the reverse stock split and the forward stock split. All share amounts in the financial statements have also been adjusted retroactively for the reverse and forward stock split.

In August and November 2003, the Company issued 40,909 shares of its common stock and paid $77,745 for mineral rights in the Otish Mountain and Superior Craton regions of Quebec, Canada.

In the first quarter of 2004 the Company issued 60,900,150 shares of common stock for services valued at $5,180,053. Valuation was based on the approximate trading value of the Company's shares on the date issued.

During the third quarter of 2004 the Company issued 7,902,000 shares of common stock to liquidate $263,400 of advances.

On January 13, 2005, the Company changed its name to Gulf Coast Oil & Gas, Inc.

During 2005, the Company settled a debt owed to a former officer of the Company in the amount of $232,120 for shares of the Company. The initial settlement was one share for each dollar owed. Prior to the actual delivery of the shares, the Company had a three to one stock split so that the actual numbers of shares delivered was 696,360 which was reflected in the Statement of Shareholders' Equity. Since the correct number of shares was used in the weighted number of shares outstanding, no restatement is necessary.

On May 2, 2005, the Company received $100,000 for 1,650,000 shares of common stock.

On May 26, 2005, the Company settled a current period debt of $5,000 for 300,000 of common stock.

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

FOREIGN CURRENCY TRANSLATION

Prior to September of 2005, the Company's primary functional currency was the Canadian dollar. In September 2005 the Company consolidated all operations in the United States of America and adopted the U.S. dollar as its primary functional currency. For financial statement presentation, all historical statements were translated in U.S. dollars. Monetary assets and liabilities were translated at year-end exchange rates while non-monetary items were translated at historical rates. Income and expense accounts were translated at the average rates in effect during the period, except for depreciation, which was translated at historical rates. Therefore, translation adjustments and transaction gains or losses were recognized in the income in the period of occurrence.

NOTE 2 - MINERAL RIGHTS

Otish Mountain Diamond Corporation

On August 19, 2003 the Company purchased the mineral rights for 60,933 acres in the Otish Mountain and Superior Craton regions of Quebec, Canada. The claims were purchased for $42,506 and 17,045 shares of common stock. The Company is required to spend a minimum of $135 CDN per mining claim on exploration before the expiration date of each claim. The Company is required to spend $105 CDN per claim maintenance/renewal fee to the appropriate governmental authority before the expiration date of the mining claim. If the Company fails to meet its obligations under this agreement the seller has the option to make the expenditures and to reassume title to the mining claims.

On November 4, 2003 the Company purchased the mineral rights for 775 acres in the Otish Mountain region of Quebec, Canada. The Claims were purchased for $1,855 and 3409 shares of common stock. The Company is required to pay a 2% royalty of the net smelter returns and a 2% royalty on the gross overriding royalty as defined in the agreement. The Company shall also pay to the seller $5,000 CDN minimum annual advance royalty beginning on November 1, 2004 and each year thereafter. The Company is also required to keep the property in good standing for 1 year or the seller shall be entitled to reacquire the claims.

On November 4, 2003 the Company entered into a joint venture agreement for the mineral rights for 15,361 acres in the Otish Mountain region of Quebec, Canada. The investment was $33,383 and 20454 shares of common stock. The Company paid the required claim tax/renewal fees of $12,495 CDN by the due date of November 27, 2003. The Company was required to make a minimum advanced royalty payment of $15,000 CDN once mining stage began. Royalties were subject to underlying royalties of 2% of the net smelter returns and 2% of the gross overriding royalty as defined in the agreement. The Company's total outlay for the joint venture was not to exceed $375,000 CDN. The Company owned 45% of the joint venture.

At December 31, 2004 the Company decided to abandon the above mineral rights. The balance of the rights and the net book value of the website development costs were expensed. The total amount written off was $195,226.

At present the Company has no proven properties.

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

NOTE 4 - NOTES PAYABLE

On February 1, 2006, the Company entered into a Securities Purchase Agreement with Cornell Capital Partners, L.P., Certain Wealth, Ltd., and TAIB Bank, B.S.C. pursuant to which the Buyers agreed to purchase secured convertible debentures in the principal amount of $2,000,000. On February 2, 2006 the Company sold and issued $1,000,000 in principal amount of Debentures to the Buyers. In connection with the Securities Purchase Agreement, the Company issued Cornell Capital five-year warrants to purchase 30,000,000 shares of our common stock at the following exercise prices: 7,500,000 at $0.02 per share, 7,500,000 at $0.03 per share, 5,000,000 at $0.04 per share, 5,000,000 at $0.05 per share, and 5,000,000 at $0.06 per share.

The Debentures are convertible at the option of the Buyers any time up to maturity into shares of the Company's common stock. The Debentures have a three-year term and accrue interest at 10% per year. All unpaid interest and principal are due on or before February 1, 2009.

Maturities of long term debt:

            2006              $      -0-
            2007              $      -0-
            2008              $      -0-
            2009              $1,000,000

NOTE 5 - DERIVATIVE LIABILITY ARRISING FROM WARRANTS

The Company accounts for debt with embedded conversion features and warrant issues in accordance with EITF 98-5: ACCOUNTING FOR CONVERTIBLE SECURITIES WITH BENEFICIAL CONVERSION FEATURES OR CONTINGENCY ADJUSTABLE CONVERSION and EITF No. 00-27: APPLICATION OF ISSUE NO 98-5 TO CERTAIN CONVERTIBLE INSTRUMENTS. Conversion features determined to be beneficial to the holder are valued at fair value and recorded to additional paid in capital. The Company determines the fair value to be ascribed to the detachable warrants issued with the convertible debentures utilizing the BLACK-SCHOLES method. Any discount derived from determining the fair value to the debenture conversion features and warrants is amortized to financing cost over the life of the debenture. The unamortized discount, if any, upon the conversion of the debentures is expensed to financing cost on a pro rata basis.

Debt issued with the variable conversion features are considered to be embedded derivatives and are accountable in accordance with FASB 133; ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. The fair value of the embedded derivative is recorded to derivative liability. This liability is required to be marked each reporting period. The resulting discount on the debt is amortized to interest expense over the life of the related debt.

NOTE 6 - SERIES A PREFERRED STOCK

Each share of preferred has 15 votes compared to each share of common, which has only one vote. In the second quarter 2004 all outstanding shares of Preferred Stock were redeemed for $1,000.

NOTE 7 - RELATED PARTIES

The Company owes it present President $23,136 for compensation and expense reimbursement at March 31, 2006 and December 31, 2005, respectively.

NOTE 8 - GOING CONCERN

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

NOTE 9 - SUBSQUENT EVENTS

On April 5, 2006, the investors purchased the additional $1,000,000 of debentures.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read together with the financial statements and the accompanying notes thereto included elsewhere in this Report.

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. This report contains certain forward-looking statements and information that are based on the beliefs of management as well as assumptions made by and information currently available to management. The statements contained in this Report relating to matters that are not historical facts are forward-looking statements that involve risks and uncertainties, including, but not limited to, future demand for our products, general economic conditions, government and environmental regulation, competition and customer strategies, changes in our business strategy or development plans, capital deployment, business disruptions, our ability to consummate future financings and other risks and uncertainties, certain of which are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those described herein as anticipated, believed, estimated or expected. Forward-looking statements are based on management's current views and assumptions and involve known and unknown risks that could cause actual results, performance or events to differ materially from those expressed or implied in those statements.

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

                       LIQUIDITY AND FINANCIAL CONDITION

At March 31, 2006, cash and cash equivalents were $792,997.00. Total liabilities at March 31, 2006 were $2,106,412 of which $125,581 were current liabilities. The remainder of the liabilities relate to the issuance of the convertible debentures to the investors and recognition of a derivative liability arising from the warrants issued in that transaction.

At March 31, 2006, other current assets included $4,517 in receivables.

As of March 31, 2006, we had a working capital surplus of $671,933 as compared to a working capital deficit of $115,689 at March 31, 2005. The increase in working capital is primarily attributable to our receipt of proceeds from the convertible debenture financing.

                              RESULTS OF OPERATIONS

                        THREE MONTHS ENDED MARCH 31, 2006
                  COMPARED TO THREE MONTHS ENDED MARCH 31, 2005

REVENUES

The Company did not generate any revenues in the quarter ended March 31, 2006 (other than interest income) or the quarter ended March 31, 2005 and has not generated any operating revenues to date.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses during the year ended March 31, 2006 increased to $120,632 from $33,969 in the same period in 2005. This increase was primarily due an increase in professional fees relating to the closing of the convertible debenture financing and filing of an SB-2 Registration Statement. There were no other expenses incurred by the Company in either quarter.

NET LOSS TO COMMON SHAREHOLDERS

Net loss to common shareholders was approximately $116,645 or ($0.00) per share for the quarter ended March 31, 2006 as compared to a net loss of $ 33,969 or ($0.00) for the quarter ended March 31, 2005. The increase in net loss was principally due to an increase in administrative expenses as set forth above. For the quarter ended March 31, 2006, the Net Comprehensive Loss was ($849,254) or ($.01 per share) as a result of the recognition of a derivative liability in connection with the convertible debenture financing.

ACCUMULATED DEFICIT

Since inception, we have incurred substantial operating losses and expect to incur substantial additional operating losses over the next several years. As of March 31, 2006, our accumulated deficit was $6,253,845 (including accumulated other comprehensive deficit of $ (732,609)).

ITEM 3. CONTROLS AND PROCEDURES

As of March 31, 2006, an evaluation was carried out under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that the Company file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. No changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses, occurred during the first quarter of fiscal 2006 or subsequent to the date of the evaluation by its management thereof.

                                    PART II.
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

On February 1, 2006, we entered into a Securities Purchase Agreement with Cornell Capital Partners, L.P. ("Cornell Capital"), Certain Wealth, Ltd. and TAIB Bank, B.S.C.(c) (the "Buyers") pursuant to which the Buyers agreed to purchase secured convertible debentures in the principal amount of $2,000,000. On February 2, 2006 we sold and issued $1,000,000 in principal amount of debentures to the Buyers. On April 5, 2006, we sold and issued an additional $1,000,000 in principal amount of debentures to the Buyers (the "Second Closing").

Pursuant to the Securities Purchase Agreement, we are obligated to register for resale a total of 514,403,292 shares of common stock for issuance under the Debentures, and 30,000,000 for issuance under the Warrants. As a condition to the receipt of the second $1,000,000, we agreed to pursue an amendment to our Articles of Incorporation to increase the authorized shares to permit the issuance by the Company of the number of shares it is required to register. We filed a Definitive Proxy Statement with the Securities and Exchange Commission on March 15, 2006 and received the consent from a majority of the common shares on April 24, 2006. We filed the Registration Statement with the Securities and Exchange Commission on April 7, 2006. The Company has received comments from the SEC and is in the process of responding to those comments and filing a pre-effective amendment to the Registration Statement. We have agreed to use our best efforts to have the Registration Statement declared effective by June 2, 2006.

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

If the closing bid price of our common stock is less than the Fixed Price, we can redeem a portion or all amounts outstanding under the debentures prior to February 1, 2009 (or April 5, 2009 for the debentures issued in the Second Closing) for a price equal to the principal amount and accrued interest thereon being redeemed, plus a redemption premium of twenty percent (20%) of the principal amount being redeemed.

We also entered into a Security Agreement pursuant to which we have granted the buyers a security interest in and to substantially all our assets to secure repayment of the debentures.

In connection with the Securities Purchase Agreement, we also issued to Cornell Capital five-year warrants to purchase 30,000,000 shares of our common stock at the following exercise prices: 7,500,000 at $0.02 per share, 7,500,000 at $0.03 per share, 5,000,000 at $0.04 per share, 5,000,000 at $0.05 per share, and 5,000,000 at $0.06 per share.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On March 24, 2006, the Company solicited the consent of its shareholders to an amendment to the Company's Articles of Incorporation to increase the number of authorized shares of common stock to 1,000,000,000. The Company's shareholders approved the amendment by majority written consent effective April 24, 2006. The amendment was approved by consents obtained from 82,679,574 or 69.17% of the outstanding common shares. 1,330,207 of the outstanding common shares elected not to consent while 56,500 or 0.05% of the outstanding common shares abstained.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following Exhibits are filed as part of this Report or incorporated herein by reference:

31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

(b) Reports on Form 8-K. During the quarter ending March 31, 2006, the Company filed the following reports on Form 8-K:

On February 7, 2006, the Company filed a Report on Form 8-K reporting on the closing of $1,000,000 of convertible debentures with certain investors as set forth herein under "Unregistered Sales of Securities and Use of Proceeds".

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               GULF COAST OIL &  GAS, INC.
Date: June 5, 2006

                               BY:  /s/ RAHIM RAYANI
                                    --------------------------------------------
                                    Rahim Rayani
                                    Chief Executive Officer and President
                                    (Principal Executive Officer)

                               BY:  /s/ RAHIM RAYANI
                                    --------------------------------------------
                                    Rahim Rayani
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)