Form 10KSB/A
period 2005-12-31
Gulf Coast Oil & Gas Inc.
filed 2006-06-09
CIK 1108943

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------


                                  FORM 10-KSB/A


                              --------------------

(MARK ONE)
|X| ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

      FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

      FOR THE TRANSITION PERIOD FROM              TO
                                     ------------    ------------

                             FILE NUMBER: 000-32747

                           GULF COAST OIL & GAS, INC.

                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

                              --------------------

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


                    ISSUER'S TELEPHONE NUMBER: (713) 821-1731

      SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT: NONE.
         SECURITIES REGISTERED UNDER SECTION 12(G) OF THE EXCHANGE ACT:
                         COMMON STOCK, PAR VALUE $.001
                              (TITLE OF EACH CLASS)

                              --------------------

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

Number of shares of the issuer's common stock, par value $.001, outstanding as of March 20, 2006: 119,536,793

DOCUMENTS INCORPORATED BY REFERENCE: NONE.

Transitional Small Business Disclosure Format YES [ ]   NO [X]

                           GULF COAST OIL & GAS, INC.
                                   Form 10-KSB
                                TABLE OF CONTENTS
                                -----------------
                                                                            PAGE
                                                                            ----
PART I

ITEM 1.            DESCRIPTION OF BUSINESS                                    1

ITEM 2.            DESCRIPTION OF PROPERTY                                    3

ITEM 3.            LEGAL PROCEEDINGS                                          3

ITEM 4.            SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS          3

PART II

ITEM 5.            MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS   4

ITEM 6.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS       6

ITEM 7.            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                16

ITEM 8.            CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON           16
                   ACCOUNTING AND FINANCIAL DISCLOSURE

ITEM 8A            CONTROLS AND PROCEDURES                                    16

PART III

ITEM 9.            DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
                   CONTROL PERSONS OF THE REGISTRANT;
                   COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT          17

ITEM 10.           EXECUTIVE COMPENSATION                                     18

ITEM 11.           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                   OWNERS AND MANAGEMENT                                      19

ITEM 12.           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS             19

ITEM 13.           EXHIBITS                                                   19

ITEM 14.           PRINCIPAL ACCOUNTANT FEES AND SERVICES                     21

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


The price of oil has been increasing over the past several years. For example, according to information published by the Energy Information Administration on its website at http://tonto.eia.doe.gov, the United States spot price for crude oil increased from around $30 per barrel throughout 2003 to $64.67 per barrel for the week ending May 12, 2006. This increase in oil prices has made the projects described above more attractive at this time. We will seek to invest in these types of projects and others consistent with our goal to generate positive cash flow at the earliest possible date.

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


On May 2, 2005, the Company received $100,000 for 1,665,000 shares of common stock.


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

                                     GENERAL

 We plan to undertake oil and gas exploration projects in the continental United States. Our goal is to achieve profitable results as quickly as possible. Therefore, we expect that the majority of our initial projects will have a comparatively lower risk profile in order to increase our chances of obtaining positive cash flow in the near term. However, we may also seek to acquire interests in riskier projects that have the potential of developing into major oil or gas fields, and will consider acquiring an interest (working and/or royalty) in proven (based upon offset production and geology reports) but undeveloped drilling locations.
..
                        LIQUIDITY AND FINANCIAL CONDITION


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

NET LOSS TO COMMON SHAREHOLDERS


Net loss to common shareholders was approximately $186,943 or $(0.00) per share for the year ended December 31, 2005 as compared to a net loss of $5,781,342 or $(0.57) for the year ended December 31, 2004. The decrease in net loss for the year was principally due to a decrease in administrative expenses and exploration costs as set forth above.


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


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.


                        DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth information concerning our directors and executive officers as of March 27, 2006:

NAME                       AGE      POSITION
----                       ---      --------
Rahim Rayani               31       Chairman of the Board and
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

                                                                 LONG-TERM
                                                                COMPENSATION
                                                                   AWARDS
                                                                -------------
NAME AND PRINCIPAL POSITION                          OTHER        SECURITIES
AS OF DECEMBER 31, 2005                              ANNUAL       UNDERLYING
                              YEAR      SALARY    COMPENSATION  OPTIONS/SARS (#)
                              ----      ------    ------------  ----------------
Rahim Rayani,                 2005    $ 56,000(1)    -0-            -0-
Chairman and CEO              2004        -0-        -0-            -0-
                              2003        -0-        -0-            -0-




ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

                    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                              OWNERS AND MANAGEMENT

The following table sets forth as of December 31, 2005, the number and percentage of outstanding shares of our common stock beneficially owned by our Named Executive Officers, directors and stockholders owning more than 5% of our common stock and our executive officers and directors as a group:

                                            SHARES
                                          BENEFICIALLY          PERCENTAGE OF
NAME OF OWNER                                OWNED(1)                CLASS
-------------                                --------                -----
Rahim Rayani,
Chairman of the Board and CEO             16,500,000                 13.8%

All Named Executive Officers and
  Directors as a Group (1 person)         16,500,000                 13.8%

-----------------------------------------------
(1) All of the shares are owned directly by Mr. Rayani.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.


(1) Represents $8,000 per month for a period of seven months commencing June 1, 2005. As of December 31, 2005, a portion of Mr. Rayani's salary was deferred due to the Company's financial condition.

ITEM 13. EXHIBITS LIST AND REPORTS ON FORM 8-K

INDEX TO EXHIBITS

 EXHIBIT NO.             DOCUMENT DESCRIPTION                           LOCATION
 -----------             --------------------                           --------
3.1       Articles of Incorporation filed September 14, 1999               (1)
3.2       Certificate of Designation filed October 7, 2003                 (2)
3.3       Articles of Amendment to Articles of Incorporation filed
          October 15, 2003                                                 (3)
3.4       Certificate of Amendment to Articles of Incorporation filed
          January 13, 2005                                                 (4)
3.6       Amended and Restated Bylaws                                      (5)
4.1       Specimen of Common Stock Certificate                             (1)
4.2       Form of Common Stock Purchase Warrant                            (2)
10.1      Securities Purchase Agreement dated as of February 1, 2006       (5)
          between the Company and  Cornell Capital Partners, LP,
          Certain Wealth, Ltd. and Taib Bank, B.S.C.(c)
10.2      Investor Registration Rights Agreement dated as of February      (5)
          1, 2006 between the Company and Cornell Capital
          Partners, LP, Certain Wealth, Ltd. and Taib Bank, B.S.C.(c)
10.3      Security Agreement dated as of February 1, 2006 between the      (5)
          Company and Cornell Capital Partners, LP, Certain
          Wealth, Ltd. and Taib Bank, B.S.C.(c)
10.4      First Amendment to Investor Registration Rights Agreement        (5)
          dated as of March, 2006 between the Company and Cornell
          Capital Partners, LP, Certain Wealth, Ltd. and Taib Bank,
          B.S.C.(c)
10.5      Agreement between the Company and Bourgeois Energy, Inc.         (5)
          dated June 17, 2005 relating to the Saratoga Prospect
10.6      Business Consulting Services Agreement between the Company and Bourgeois Energy, Inc. (5) dated August 15, 2005
23.1      Consent of Pollard-Kelley Audit Services, Inc.                   (5)
31.1      Certification of Chief Executive Officer and Principal
          Accounting and Financial Officer Pursuant to Section 302         (5)
          of the Sarbanes-Oxley Act.
32.1      Certification of Chief Executive Officer and Principal
          Accounting and Financial Officer Pursuant to Section 906         (5)
          of the Sarbanes-Oxley Act.
99.1      Secured Convertible Debenture issued February 1, 2006 in the     (5)
          amount of $500,000 to Cornell Capital Partners, LP
          (CCP-001)
99.2      Secured Convertible Debenture issued February 1, 2006 in the     (5)
          amount of $250,000 to Certain Wealth, Ltd. (CCP-002)
99.3      Secured Convertible Debenture issued February 1, 2006 in the     (5)
          amount of $250,000 to Taib Bank, B.S.C.(c)(CCP-003)
99.4      Warrant dated as of February 1, 2006 issued to Cornell           (5)
          Capital Partners, LP (7,500,000 shares)
99.5      Warrant dated as of February 1, 2006 issued to Cornell           (5)
          Capital Partners, LP (7,500,000 shares)

99.6      Warrant dated as of February 1, 2006 issued to Cornell           (5)
          Capital Partners, LP (5,000,000 shares)
99.7      Warrant dated as of February 1, 2006 issued to Cornell           (5)
          Capital Partners, LP (5,000,000 shares)
99.8      Warrant dated as of February 1, 2006 issued to Cornell           (5)
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

                                 GULF COAST OIL & GAS, INC.


                                 By:  /S/ RAHIM RAYANI
                                      ----------------
                                        Rahim Rayani
                                        Chief Executive Officer and President
                                        (Principal Executive Officer)

                                 By: /S/ RAHIM RAYANI
                                     ----------------
                                        Rahim Rayani
                                        Chief Financial Officer
                                        (Principal Financial Officer
                                        and Principal Accounting Officer)

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

Pollard-Kelley Auditing Services, Inc.

/S/ Pollard-Kelley Auditing Services, Inc.
------------------------------------------

Fairlawn, Ohio
March 5, 2006



                           GULF COAST OIL & GAS, INC.
            (FORMERLY OTISH MOUNTAIN DIAMOND COMPANY AND SUBSIDIARY)
                         (AN EXPLORATION STAGE COMPANY)
                                 BALANCE SHEETS
                     December 31, 2005 and December 31, 2004

                                                                     DECEMBER 31,   DECEMBER 31,
                           ASSETS                                       2005           2004
                                                                     -----------    -----------
Current Assets
     Cash in banks                                                   $    34,424    $     1,912
     Accounts receivable -other                                            5,248             --
                                                                     -----------    -----------

          Total Current Assets                                            39,672          1,912
Fixed Assets
     Office equipment                                                      3,550          2,475
     Less accumulated depreciation                                        (2,560)        (1,544)
                                                                     -----------    -----------
                                                                             990            931
Other Assets
     Website costs less accumulated
          amortization of $500 and $0                                      1,000             --
     Deposit on interest in unproved oil and gas leases                  100,000             --
                                                                     -----------    -----------

                                                                         101,000             --
          Total Assets                                               $   141,662    $     2,843
                                                                     ===========    ===========

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Accounts payable                                                $    70,672    $    76,997
     Due to shareholder                                                   23,136             --
     Accrued expenses                                                     35,631        105,582
                                                                     -----------    -----------
          Total Current Liabilities                                      129,439        182,579
Stockholders' Equity
      Series A Preferred stock, 1,000,000 shares authorized,
           0 shares outstanding, par value $.001 per share                    --             --
      Common stock, 600,000,000 shares authorized,
           119,536,793 and 114,125,433 shares outstanding at
           respective period ends, par value $.001 per share             119,537        114,126
     Additional contributed capital                                    5,906,374      5,582,785
     Deficit accumulated during exploration stage                     (6,063,590)    (5,876,647)
     Stock subscription advances                                          49,902             --
                                                                     -----------    -----------

                                                                          12,223       (179,736)
                                                                     -----------    -----------
          Total Liabilities and Stockholders' Equity                 $   141,662    $     2,843
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

                                      YEAR ENDING      YEAR ENDING
                                      DECEMBER 31,     DECEMBER 31,       SINCE
                                         2005             2004           INCEPTION
                                     -------------    -------------    -------------
Revenues
      Sales                          $          --    $          --    $          --

Cost of sales
      Exploration costs                    (46,789)         192,127          159,625
          Gross Profit                      46,789         (192,127)        (159,625)
                                     -------------    -------------    -------------
Expenses
      Administrative                       291,395        5,388,206        5,761,059
                                     -------------    -------------    -------------
                                          (244,606)      (5,580,333)      (5,920,684)
Other income and expenses
      Loss on sale of fixed assets              --             (684)            (684)
      Gain on settlement of debt            67,693               --           67,693
      Foreign exchange (loss) gain         (10,030)          (7,099)         (16,689)
                                     -------------    -------------    -------------
                                            57,663           (7,783)          50,320
                                     -------------    -------------    -------------

Loss from continuing operations           (186,943)      (5,588,116)      (5,870,364)
                                     -------------    -------------    -------------

Discontinued operations
      Mineral rights abandoned                  --         (193,226)        (193,226)
                                     -------------    -------------    -------------


Net Loss                             $    (186,943)   $  (5,781,342)   $  (6,063,590)
                                     =============    =============    =============

Net loss per share
    (Basic and Diluted)              $       (0.00)   $       (0.18)

Average shares outstanding             117,302,001       32,911,401


                 See accompanying notes to financial statements.



                           GULF COAST OIL & GAS, INC.
            (FORMERLY OTISH MOUNTAIN DIAMOND COMPANY AND SUBSIDIARY)
                         (AN EXPLORATION STAGE COMPANY)
                        STATEMENT OF STOCKHOLDERS EQUITY
  For the period beginning August 4, 2003 (Inception) through December 31, 2005

                                      SERIES A                                   ADDITIONAL                   STOCK
                                  PREFERRED STOCK             COMMON STOCK       CONTRIBUTED     RETAINED  SUBSCRIPTION
                                  SHARES   AMOUNT        SHARES         AMOUNT     CAPITAL        DEFICIT    ADVANCES       TOTAL
                             -----------  --------  -------------   -----------  -----------   -----------   --------   -----------
Balance August 4, 2003                --  $     --             --   $        --  $        --   $        --   $     --   $        --
  Shares issued for services          --        --     24,300,000        24,300      (16,200)           --         --         8,100
  Shares issued for cash              --        --     11,700,000        11,700      162,300            --         --       174,000
  Shares issued for
    mineral rights                    --        --      9,000,000         9,000       62,250            --         --        71,250
  Merger with Otish
    Mountain Company           1,000,000     1,000        323,250           324         (216)       (1,167)        --           (59)
  Net loss for the period             --        --             --            --           --       (94,138)        --       (94,138)
                             -----------  --------  -------------   -----------  -----------   -----------   --------   -----------
Balance December 31, 2003      1,000,000     1,000     45,323,250        45,324      208,134       (95,305)        --       159,153
  Correction of beginning
    outstanding shares                --        --             33            --           --            --         --            --
  Shares issued for services          --        --     60,900,000        60,900    5,119,100            --         --     5,180,000
  Shares issued for
    mineral rights                    --        --            150            --           53            --         --            53
  Shares issued for cash              --        --      7,902,000         7,902      255,498            --         --       263,400
  Redemption of
    Preferred Shares          (1,000,000)   (1,000)            --            --           --            --         --        (1,000)
  Net loss for the period             --        --             --            --           --    (5,781,342)        --    (5,781,342)
                             -----------  --------  -------------   -----------  -----------   -----------   --------   -----------
Balance at December 31, 2004          --        --    114,125,433       114,126    5,582,785    (5,876,647)        --      (179,736)
  Shares issued for Debt              --        --        300,000           300        4,700            --         --         5,000
  Shares issued for prior
    period Debt                       --        --        696,360           696         (696)           --         --            --
  Shares sold                         --        --      4,115,000         4,115      295,885            --         --       300,000
  Shares issued for services          --        --        300,000           300       23,700            --         --        24,000
  Stock subscription advance          --        --             --            --           --            --     49,902        49,902
  Net loss for the period             --        --             --            --           --      (186,943)        --      (186,943)
                             -----------  --------  -------------   -----------  -----------   -----------   --------   -----------
Balance at December 31, 2005          --  $     --    119,536,793   $   119,537  $ 5,906,374   $(6,063,590)  $ 49,902   $    12,223
                             ===========  ========  =============   ===========  ===========   ===========   ========   ===========


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

                                                      QUARTER ENDED    YEAR TO DATE   YEAR ENDING
                                                       DECEMBER 31,     DECEMBER 31,  DECEMBER 31,     SINCE
                                                          2005            2005          2004         INCEPTION
                                                       -----------    -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
       Net loss for the period                         $   (92,828)   $  (186,943)   $(5,781,342)   $(6,063,590)
       Adjustments to reconcile net earnings
         to net cash provided (used) by
         operating activities:
           Depreciation                                        161          1,016         10,665         13,617
           Amortization                                        250            500          2,898          4,844
           Services paid by stock                               --         24,000      5,180,000      5,212,100
           Mineral rights abandoned                             --             --        195,226        195,226
          Changes in Current assets and liabilities:
           (Increase) in Accounts receivable - other         4,707         (5,248)            --         (5,248)
           (Decrease) Increase in Accounts payable           7,242         (6,325)        58,982         70,672
           (Decrease) Increase in Accrued expenses          23,011        (41,815)        84,335         58,767
                                                       -----------    -----------    -----------    -----------
           NET CASH (USED) BY
                 OPERATING ACTIVITIES                      (57,457)      (214,815)      (249,236)      (513,612)


CASH FLOWS FROM INVESTING ACTIVITIES
       Purchase of Mineral rights                               --             --        (18,830)       (91,534)
       Purchase of Interest in
          unproved oil and gas leases                           --       (100,000)            --       (100,000)
       Purchase of Website costs                                --         (1,500)            --        (27,519)

       Purchase of Fixed assets                             (1,075)        (1,075)            --        (20,280)
                                                       -----------    -----------    -----------    -----------

           NET CASH (USED) BY
                 INVESTING ACTIVITIES                       (1,075)      (102,575)       (18,830)      (239,333)

 CASH FLOWS FROM FINANCING ACTIVITIES
       Redemption of Preferred stock -                          --                        (1,000)            --
       Sale of Common stock                                     --        300,000        263,400        737,400
       Stock subscription advances                          49,902         49,902             --         49,902
                                                       -----------    -----------    -----------    -----------
          NET CASH PROVIDED BY
                 FINANCING ACTIVITIES                       49,902        349,902        262,400        787,302
                                                       -----------    -----------    -----------    -----------


NET INCREASE IN CASH                                        (8,630)        32,512         (5,666)        34,357
CASH FROM OTISH DIAMOND MERGER                                  --             --             --            192
CASH AT BEGINNING OF PERIOD                                 43,054          1,912          7,578             --
                                                       -----------    -----------    -----------    -----------
CASH AT END OF PERIOD                                  $    34,424    $    34,424    $     1,912    $    34,549
                                                       ===========    ===========    ===========    ===========


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

On May 2, 2005, the Company received $100,000 for 1,665,000 shares of common stock.

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

On November 4, 2003 the Company entered into a joint venture agreement for the mineral rights for 15,361 acres in the Otish Mountain region of Quebec, Canada. The investment was $33,383 and 20454 shares of common stock. The Company paid the required claim tax/renewal fees of $12,495 CDN by the due date of November 27, 2003. The Company was required to make a minimum advanced royalty payment of $15,000 CDN once mining stage began.. Royalties were subject to underlying royalties of 2% of the net smelter returns and 2% of the gross overriding royalty as defined in the agreement. The Company's total outlay for the joint venture was not to exceed $375,000 CDN. The Company owned 45% of the joint venture.

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


NOTE 5 - RELATED PARTIES


The Company owed the former President and shareholder of the Company $0 and $71,113 for compensation and expense reimbursement at December 31, 2005 and December 31, 2004 respectively. The debt was settled in the third quarter 2005 for $20,000 resulting in a gain on settlement of debt of $67,693.

The Company owed it present President $18,619 for compensation and expense reimbursement at December 31, 2005.


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