Form 10KSB/A
period 2005-12-31
Gulf Coast Oil & Gas Inc.
filed 2006-07-13
CIK 1108943

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------



                                  FORM 10-KSB/A

                            ------------------------



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

                            ------------------------


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

                            ------------------------


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

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.


Gulf Coast Oil & Gas, Inc.'s Common Stock trades on the NASDAQ'S OTC Bulletin Board under the symbol GCOG.OB. The high and low closing bid information for our Common Stock during the year ended December 31, 2005 is based on information received from Pink Sheets, LLC based on trading information as reported by the NASD Composite Feed or other qualified interdealer quotation medium.


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

Net Loss to Common Shareholders

Net loss to common shareholders was approximately $186,943 or $(0.00) per share for the year ended December 31, 2005 as compared to a net loss of $5,781,342 or $(0.18) per share for the year ended December 31, 2004. The decrease in net loss for the year was principally due to a decrease in administrative expenses and exploration costs as set forth above.

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

OPERATING HAZARD AND UNINSURED RISKS.

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


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.


                        Directors and Executive Officers

The following table sets forth information concerning our directors and executive officers as of March 27, 2006:

NAME                AGE     POSITION
--------------------------------------------------------------------------------

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

                                                                              LONG-TERM
                                                                             COMPENSATION
                                                                                 AWARDS
                                                                             -------------
NAME AND PRINCIPAL POSITION                                 OTHER             SECURITIES
  AS OF DECEMBER 31, 2005         YEAR       SALARY         ANNUAL            UNDERLYING
                                                          COMPENSATION      OPTIONS/SARS (#)
--------------------------------------------------------------------------------------------
Rahim Rayani, Chairman and CEO    2005     $ 56,000(1)       -0-                -0-
                                  2004         -0-           -0-                -0-
                                  2003         -0-           -0-                -0-





------------------------
(1) Represents $8,000 per month for a period of seven months commencing June 1, 2005. As of December 31, 2005, a portion of Mr. Rayani's salary was deferred due to the Company's financial condition.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

                    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                              OWNERS AND MANAGEMENT

The following table sets forth as of December 31, 2005, the number and percentage of outstanding shares of our common stock beneficially owned by our Named Executive Officers, directors and stockholders owning more than 5% of our common stock and our executive officers and directors as a group:


                                                  SHARES
                                                BENEFICIALLY      PERCENTAGE OF
NAME OF OWNER                                    OWNED(1)            CLASS
---------------                                --------------     --------------
Rahim Rayani,
  Chairman of the Board and CEO...........     16,500,000           13.8%

All Named Executive Officers and
  Directors as a Group (1 person).........     16,500,000           13.8%

------------
(1) All of the shares are owned directly by Mr. Rayani.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.


ITEM 13. EXHIBITS LIST AND REPORTS ON FORM 8-K

Index to Exhibits


 Exhibit No.                       Document Description                                                  Location
 -----------                       --------------------                                                  --------
3.1            Articles of Incorporation filed September 14, 1999                                            (1)
3.2            Certificate of  Designation filed October 7, 2003                                             (2)
3.3            Articles of Amendment to Articles of Incorporation filed October 15, 2003                     (3)
3.4            Certificate of Amendment to Articles of Incorporation filed January 13, 2005                  (4)
3.6            Amended and Restated Bylaws                                                                   (5)
4.1            Specimen of Common Stock Certificate                                                          (1)
4.2            Form of Common Stock Purchase Warrant                                                         (2)
10.1           Securities Purchase Agreement dated as of February 1, 2006 between the Company and            (5)
               Cornell Capital Partners, LP, Certain Wealth, Ltd. and Taib Bank, B.S.C.(c)
10.2           Investor Registration Rights Agreement dated as of February 1, 2006 between the Company       (5)
               and  Cornell Capital Partners, LP, Certain Wealth, Ltd. and Taib Bank, B.S.C.(c)
10.3           Security Agreement dated as of February 1, 2006 between the Company and  Cornell              (5)
               Capital Partners, LP, Certain Wealth, Ltd. and Taib Bank, B.S.C.(c)
10.4           First Amendment to Investor Registration Rights Agreement dated as of March, 2006             (5)
               between the Company and  Cornell Capital Partners, LP, Certain Wealth, Ltd. and Taib
               Bank, B.S.C.(c)
10.5           Agreement between the Company and Bourgeois Energy, Inc. dated June 17, 2005 relating         (5)
               to the Saratoga Prospect
10.6           Business Consulting Services Agreement between the Company and Bourgeois Energy, Inc.         (5)
               dated August 15, 2005
23.1           Consent of Pollard-Kelley Audit Services, Inc.                                                (5)
31.1           Certification of Chief Executive Officer and Principal Accounting and Financial Officer       (5)
               Pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1           Certification of Chief Executive Officer and Principal Accounting and Financial Officer       (5)
               Pursuant to Section 906 of the Sarbanes-Oxley Act.
99.1           Secured Convertible Debenture issued February 1, 2006 in the amount of $500,000 to            (5)
               Cornell Capital Partners, LP (CCP-001)
99.2           Secured Convertible Debenture issued February 1, 2006 in the amount of $250,000 to            (5)
               Certain Wealth, Ltd. (CCP-002)
99.3           Secured Convertible Debenture issued February 1, 2006 in the amount of $250,000 to Taib       (5)
               Bank, B.S.C.(c)(CCP-003)
99.4           Warrant dated as of February 1, 2006 issued to Cornell Capital Partners, LP (7,500,000        (5)
               shares)
99.5           Warrant dated as of February 1, 2006 issued to Cornell Capital Partners, LP (7,500,000        (5)
               shares)



99.6           Warrant dated as of February 1, 2006 issued to Cornell Capital Partners, LP (5,000,000        (5)
               shares)
99.7           Warrant dated as of February 1, 2006 issued to Cornell Capital Partners, LP (5,000,000        (5)
               shares)
99.8           Warrant dated as of February 1, 2006 issued to Cornell Capital Partners, LP (5,000,000        (5)
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


Reports on Form 8-K

       None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
------------------------------------------------

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

                           GULF COAST OIL & GAS, INC.


                                    By:  /s/ Rahim Rayani
                                         ---------------------------------------
                                           Rahim Rayani
                                           Chief Executive Officer and President
                                             (Principal Executive Officer)

                                    By: /s/ Rahim Rayani
                                        ----------------------------------------
                                           Rahim Rayani
                                           Chief Financial Officer
                                           (Principal Financial Officer and
                                           Principal Accounting Officer)

Pollard-Kelley Auditing Services, Inc...........................................

Auditing Services                                3250 West Market St, Suite 307,
                                                 Fairlawn, OH 44333 330-836-2558


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
Gulf Coast Oil and Gas, Inc. and Subsidiary
(Formerly Otish Mountain Diamond Company and Subsidiary)


We have audited the accompanying balance sheets of Gulf Coast Oil and Gas, Inc. and Subsidiary (Formerly Otish Mountain Diamond Company and Subsidiary) as of December 31, 2005 and 2004, and the related statements of income, changes in stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2005 and the period from August 4, 2003 through December 31, 2005 (since inception). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


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


In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2005 and the period from August 4, 2003 through December 31, 2005 (since inception), in conformity with U.S. generally accepted accounting standards.


Pollard-Kelley Auditing Services, Inc.

/S/ Pollard-Kelley Auditing Services, Inc.
------------------------------------------
Fairlawn, Ohio

March 5, 2006



                           GULF COAST OIL & GAS, INC.
            (Formerly OTISH MOUNTAIN DIAMOND COMPANY AND SUBSIDIARY)
                         (An Exploration Stage Company)
                                 BALANCE SHEETS
                     December 31, 2005 and December 31, 2004

                                                                December 31,  December 31,
                           ASSETS                                  2005           2004
                                                               -----------    -----------
Current Assets
     Cash in banks                                             $    34,424    $     1,912
     Accounts receivable -other                                      5,248           --
                                                               -----------    -----------
          Total Current Assets                                      39,672          1,912
Fixed Assets
     Office equipment                                                3,550          2,475
     Less accumulated depreciation                                  (2,560)        (1,544)
                                                               -----------    -----------
                                                                       990            931
Other Assets
     Website costs less accumulated
          amortization of $500 and $0                                1,000           --
     Deposit on interest in unproved oil and gas leases            100,000           --
                                                               -----------    -----------
                                                                   101,000           --
                                                               -----------    -----------
          Total Assets                                         $   141,662    $     2,843
                                                               ===========    ===========

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Accounts payable                                          $    70,672    $    76,997
     Due to shareholder                                             23,136           --
     Accrued expenses                                               35,631        105,582
                                                               -----------    -----------
          Total Current Liabilities                                129,439        182,579
Stockholders' Equity
      Series A Preferred stock, 1,000,000 shares authorized,
           0 shares outstanding, par value $.001 per share            --             --
      Common stock, 600,000,000 shares authorized,                 119,537        114,126
           119,536,793 and 114,125,433 shares outstanding at
           respective period ends, par value $.001 per share
     Additional contributed capital                              5,906,374      5,582,785
     Deficit accumulated during exploration stage               (6,063,590)    (5,876,647)
     Stock subscription advances                                    49,902           --
                                                               -----------    -----------
                                                                    12,223       (179,736)
                                                               -----------    -----------
          Total Liabilities and Stockholders' Equity           $   141,662    $     2,843
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

                                       December 31,    December 31,        Since
                                          2005            2004           Inception
                                     -------------    -------------    -------------
Revenues
  Sales                              $        --      $        --      $        --

Cost of sales
      Exploration costs                    (46,789)         192,127          159,625
                                     -------------    -------------    -------------
           Gross Profit                     46,789         (192,127)        (159,625)

Expenses
      Administrative                       291,395        5,388,206        5,761,059
                                     -------------    -------------    -------------
                                          (244,606)      (5,580,333)      (5,920,684)
Other income and expenses

      Loss on sale of fixed assets            --               (684)            (684)
      Gain on settlement of debt            67,693             --             67,693
      Foreign exchange (loss) gain         (10,030)          (7,099)         (16,689)
                                     -------------    -------------    -------------
                                            57,663           (7,783)          50,320
----------------------------------   -------------    -------------    -------------
Loss from continuing operations           (186,943)      (5,588,116)      (5,870,364)
----------------------------------   -------------    -------------    -------------

Discontinued operations

      Mineral rights abandoned                --           (193,226)        (193,226)
                                     -------------    -------------    -------------

Net Loss                             $    (186,943)   $  (5,781,342)   $  (6,063,590)
                                     =============    =============    =============

Net loss per share                   $       (0.00)   $       (0.18)

Average shares outstanding             117,302,001       32,911,401


                 See accompanying notes to financial statements.


                           GULF COAST OIL & GAS, INC.
            (Formerly OTISH MOUNTAIN DIAMOND COMPANY AND SUBSIDIARY)
                         (An Exploration Stage Company)
                        STATEMENT OF STOCKHOLDERS EQUITY

           For the period beginning August 4, 2003 (Inception) through
                         December 31, 2005 (Unaudited)


                                                    Series A                                               Additional
                                                Preferred Stock                  Common Stock              Contributed
                                             Shares         Amount            Shares         Amount          Capital
                                             ------         ------            ------         ------          -------

Balance August 4, 2003                           --     $        --               --     $        --     $        --
  Shares issued for services                     --              --         24,300,000          24,300         (16,200)
  Shares issued for cash                         --              --         11,700,000          11,700         162,300
  Shares issued for mineral rights               --              --          9,000,000           9,000          62,250
  Merger with Otish Mountain Company        1,000,000           1,000          323,250             324            (216)
  Net loss for the period                        --              --               --              --              --
                                        -------------   -------------    -------------   -------------   -------------
Balance December 31, 2003                   1,000,000           1,000       45,323,250          45,324         208,134
  Correction of beginning
    outstanding shares                           --              --                 33            --              --
  Shares issued for services                     --              --         60,900,000          60,900       5,119,100
  Shares issued for mineral rights               --              --                150            --                53
  Shares issued for cash                         --              --          7,902,000           7,902         255,498
  Redemption of Preferred Shares           (1,000,000)         (1,000)            --              --              --
  Net loss for the period                        --              --               --              --              --
                                        -------------   -------------    -------------   -------------   -------------
Balance at December 31, 2004                     --              --        114,125,433         114,126       5,582,785
  Shares issued for Debt                         --              --            300,000             300           4,700
  Shares issued for prior period Debt            --              --            696,360             696            (696)
  Shares sold                                    --              --          4,115,000           4,115         295,885
  Shares issued for services                     --              --            300,000             300          23,700
  Stock subscription advance                     --              --               --              --              --
  Net loss for the period                        --              --               --              --              --
                                        -------------   -------------    -------------   -------------   -------------
Balance at December 31, 2005
                                                 --     $        --        119,536,793   $     119,537   $   5,906,374
                                        =============   =============    =============   =============   =============







                                                             Stock
                                           Retained       Subscription
                                           Deficit          Advances            Total
                                           -------          --------            -----

Balance August 4, 2003                  $        --      $        --      $        --
  Shares issued for services                     --               --              8,100
  Shares issued for cash                         --               --            174,000
  Shares issued for mineral rights               --               --             71,250
  Merger with Otish Mountain Company           (1,167)            --                (59)
  Net loss for the period                     (94,138)            --            (94,138)
                                        -------------    -------------    -------------
Balance December 31, 2003                     (95,305)            --            159,153
  Correction of beginning
    outstanding shares                           --               --               --
  Shares issued for services                     --               --          5,180,000
  Shares issued for mineral rights               --               --                 53
  Shares issued for cash                         --               --            263,400
  Redemption of Preferred Shares                 --               --             (1,000)
  Net loss for the period                  (5,781,342)            --         (5,781,342)
                                        -------------    -------------    -------------
Balance at December 31, 2004               (5,876,647)            --           (179,736)
  Shares issued for Debt                         --               --              5,000
  Shares issued for prior period Debt            --               --               --
  Shares sold                                    --               --            300,000
  Shares issued for services                     --               --             24,000
  Stock subscription advance                     --             49,902           49,902
  Net loss for the period                    (186,943)            --           (186,943)
                                        -------------    -------------    -------------
Balance at December 31, 2005            $  (6,063,590)   $      49,902    $      12,223
                                        =============    =============    =============



                 See accompanying notes to financial statements.




                           GULF COAST OIL & GAS, INC.
            (Formerly OTISH MOUNTAIN DIAMOND COMPANY AND SUBSIDIARY)
                         (An Exploration Stage Company)
                             STATEMENT OF CASH FLOWS
          For the Years Ending December 31, 2005 and 2004, and for the
      period beginning August 4, 2003 (Inception) through Decembe 31, 2005


                                                December 31,   December 31,      Since
                                                    2005          2004         Inception
                                                -----------    -----------    -----------

Net loss for the period                         $  (186,943)   $(5,781,342)   $(6,063,590)
Adjustments to reconcile net earnings to net

    Depreciation                                      1,016         10,665         13,617
    Amortization                                        500          2,898          4,844
    Services paid by stock                           24,000      5,180,000      5,212,100
    Mineral rights abandoned                           --          195,226        195,226
  Changes in Current assets and liabilities:
    (Increase) in Accounts receivable - other        (5,248)          --           (5,248)
    (Decrease) Increase in Accounts payable          (6,325)        58,982         70,672
    (Decrease) Increase in Accrued expenses         (41,815)        84,335         58,767
                                                -----------    -----------    -----------

    NET CASH (USED) BY
          OPERATING ACTIVITIES                     (214,815)      (249,236)      (513,612)

Purchase of Mineral rights                             --          (18,830)       (91,534)

   leases                                          (100,000)      (100,000)
Purchase of Website costs                            (1,500)          --          (27,519)

Purchase of Fixed assets                             (1,075)          --          (20,280)
                                                -----------    -----------    -----------

    NET CASH (USED) BY
          INVESTING ACTIVITIES                     (102,575)       (18,830)      (239,333)



Redemption of Preferred stock                          --           (1,000)          --
Sale of Common stock                                300,000        263,400        737,400
Stock subscription advances                          49,902           --           49,902
                                                -----------    -----------    -----------
    NET CASH PROVIDED BY
          FINANCING ACTIVITIES                      349,902        262,400        787,302
                                                -----------    -----------    -----------


NET INCREASE IN CASH                                 32,512         (5,666)        34,357
CASH FROM OTISH DIAMOND MERGER                         --             --              192
CASH AT BEGINNING OF PERIOD                           1,912          7,578           --
                                                -----------    -----------    -----------
CASH AT END OF PERIOD                           $    34,424    $     1,912    $    34,549
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

The Company's income statement at the date of merger was as follows:

                  Revenues                 $     -0-
                  Expenses:
                  Exploration costs            36,293
                  Administrative              136,284
                  Net Loss                 $  172,577

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