Form 10QSB/A
period 2006-03-31
Gulf Coast Oil & Gas Inc.
filed 2006-07-13
CIK 1108943

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB/A


  (Mark One)
      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
        FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).     Yes [ ]      No [X]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                     PROCEEDINGS DURING THE PAST FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.      Yes [ ]      No [ ]



                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 31, 2006, 119,536,793 shares of common stock.

Transitional Small Business Disclosure Format (check one):   Yes [ ]     No [X]

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

                    GULF COAST OIL & GAS, INC. AND SUBSIDIARY
                                   FORM 10-QSB
                      FOR THE QUARTER ENDED MARCH 31, 2006

                                      INDEX


                                                                           PAGE
                                                                           ----


                          PART 1--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

        BALANCE SHEETS--MARCH 31, 2006 AND DECEMBER 31, 2005

        STATEMENTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2006 AND 2005, AND PERIOD FROM AUGUST 4, 2003 (INCEPTION) TO MARCH 31, 2006

        STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)--
        THREE MONTHS ENDED MARCH 31, 2006

        STATEMENT OF CASH FLOWS--THREE MONTHS ENDED MARCH 31, 2006 AND 2005, AND PERIOD FROM AUGUST 4, 2003(INCEPTION) TO MARCH 31, 2006

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--MARCH 31, 2006

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        --------------------------------------------------------------------

ITEM 3. CONTROLS AND PROCEDURES
        -----------------------

                       PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
        -----------------

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
        -----------------------------------------

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
        -------------------------------

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        ---------------------------------------------------

ITEM 5. OTHER INFORMATION
        -----------------

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
        --------------------------------

                          PART I--FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS


                    GULF COAST OIL & GAS, INC. AND SUBSIDIARY
            (Formerly OTISH MOUNTAIN DIAMOND COMPANY AND SUBSIDIARY)
                         (An Exploration Stage Company)
                                 BALANCE SHEETS

                MARCH 31, 2006 (UNAUDITED) AND DECEMBER 31, 2005


                                                                                31-MAR-06      31-DEC-05
                                                                                ----------    ----------
ASSETS
Current Assets
            Cash & Cash Equivalents                                                792,997        34,424
            Accounts receivable                                                      4,517         5,248
            Deferred financing                                                      76,644             0
                                                                                ----------    ----------
                                                                                   874,158        39,672
Fixed Assets
            Office equipment                                                         3,550         3,550
            Less: accumulated depreciation                                          (2,834)       (2,560)
                                                                                ----------    ----------
                                                                                       716           990
Other Assets
            Deferred financing                                                     293,805             0
            Website costs less accumulated amortization                                700         1,000
            Deposit on interest in unproved oil and gas leases                     100,000       100,000
                                                                                ----------    ----------
                                                                                   394,505       101,000
                                                                                ----------    ----------

Total Assets                                                                     1,269,380       141,662
                                                                                ==========    ==========

Current Liabilities
            Accounts payable                                                        66,813        70,672
            Accrued expenses                                                        35,631        35,631
            Due to shareholder                                                      23,136        23,136
                                                                                ----------    ----------
                                                                                   125,581       129,439

Promissory Notes                                                                 1,000,000             0
Derivative Liability arising from warrants                                         980,832             0
Stockholders' Equity
            Series A preferred stock, 100,000,000 shares authorized, 0 shares outstanding, par value $.001 per share
            Common stock, 1,000,000,000 shares authorized,                         119,537       119,537
            119,536,793 shares outstanding at Dec 31, 2005 and
            March 31, 2006 par value $.001 per shares
            Additional contributed capital                                       5,906,374     5,906,374
            Deficit accumulated during exploration stage                        (6,180,236)   (6,063,590)
            Accumulated other comprehensive deficit                               (732,609)            0
            Stock subscription advances                                             49,902        49,902
                                                                                ----------    ----------
                                                                                  (837,032)       12,223
                                                                                ----------    ----------

Total Liabilities and Stockholders' Equity                                       1,269,380       141,662
                                                                                ==========    ==========



                 See accompanying notes and accountants report.


                    GULF COAST OIL & GAS, INC. AND SUBSIDIARY
            (Formerly OTISH MOUNTAIN DIAMOND COMPANY AND SUBSIDIARY)
                         (An Exploration Stage Company)

                             STATEMENT OF OPERATIONS

                 THREE MONTHS ENDED MARCH 31, 2006, THREE MONTHS
                     ENDED MARCH 31, 2005 AND FOR THE PERIOD
                      BEGINNING AUGUST 4, 2003 (INCEPTION)
                       THROUGH MARCH 31, 2006 (UNAUDITED)


                                         Three Months    Three Months
                                             Ended          Ended
                                           March 31,       March 31,         Since
                                             2006            2005          Inception
                                         ------------    ------------    ------------
Interest revenue                                3,987               0           3,987
Cost of sales
            Exploration costs                       0               0         159,625
                                         ------------    ------------    ------------

Gross Profit                                    3,987               0        (155,638)
Expenses
            Administration                    120,632          33,969       5,881,691
                                         ------------    ------------    ------------

                                             (116,645)        (33,969)     (6,037,329)
                                         ------------    ------------    ------------
Other income and expenses
            Loss on sale of fixed                   0               0            (684)
            assets
            Gain on settlement of debt                              0          67,693
            Foreign exchange (loss)                                 0         (16,689)
            gain
                                         ------------    ------------    ------------

                                                    0               0          50,320
                                         ------------    ------------    ------------

Loss from continuing operations              (116,645)        (33,969)     (5,987,009)
                                         ------------    ------------    ------------

Discontinued operations
            Mineral rights abandoned                0               0        (193,226)
                                         ------------    ------------    ------------

Net Loss                                     (116,645)        (33,969)     (6,180,235)
                                                         ============    ============
Other Comprehensive Loss
            Increase in fair value of        (732,609)
            derivatives

Net Comprehensive Loss                       (849,254)
                                         ============

Loss Per Share (Basic and Diluted)
            Net Loss                            (0.00)          (0.00)
            Other Comprehensive  Loss           (0.01)          (0.00)
            Net Comprehensive Loss              (0.01)          (0.00)
            Average Shares Outstanding    119,536,793      38,041,861

                 See accompanying notes to financial statements.


                    GULF COAST OIL & GAS, INC. AND SUBSIDIARY
            (Formerly OTISH MOUNTAIN DIAMOND COMPANY AND SUBSIDIARY)
                         (An Exploration Stage Company)


       STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)




                       SERIES  A                                         ACCUMULATED
                                                             ADDITIONAL     OTHER                          STOCK
                    PREFERRED STOCK       COMMON STOCK      CONTRIBUTED COMPREHENSIVE      RETAINED      SUBSCRIPTION
                    SHARES  AMOUNT     SHARES      AMOUNT     CAPITAL      DEFICIT         DEFICIT        ADVANCES        TOTAL
                    ------  ------     ------      ------     -------      -------         -------        --------        -----

Balance at
 December 31, 2005    --   $  --    119,536,793   $119,537   $5,906,374   $     --      $ (6,063,590)   $   49,902    $   12,223

 Accumulated Other
   Comprehensive
   Deficit            --      --           --         --           --       (732,609)         --              --        (732,609)
 Net loss for
   the period
                      --      --           --         --           --           --          (116,646)         --        (116,646)
                    ------ -------  -----------   --------   ----------   ----------    ------------    ----------    ----------
Balance at
  March 31, 2006      --      --    119,536,793   $119,537   $5,906,374   $ (732,609)   $ (6,180,236)   $   49,902    $ (837,032)
                    ====== =======  ===========   ========   ==========   ==========    ============    ==========    ==========

                                            See accompanying notes to financial statements.




                    GULF COAST OIL & GAS, INC. AND SUBSIDIARY
            (Formerly OTISH MOUNTAIN DIAMOND COMPANY AND SUBSIDIARY)
                         (An Exploration Stage Company)

                             STATEMENT OF CASH FLOWS

                 THREE MONTHS ENDED MARCH 31, 2006, THREE MONTHS
                     ENDED MARCH 31, 2005 AND FOR THE PERIOD
                      BEGINNING AUGUST 4, 2003 (INCEPTION)
                       THROUGH MARCH 31, 2006 (UNAUDITED)


                                                         Three Months   Three Months
                                                             Ended          Ended
                                                           March 31,      March 31,      Since
                                                             2006          2005        Inception
                                                          ----------    ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES
          Net loss for the period                           (116,645)      (33,969)   (6,180,235)
          Adjustments to reconcile net earnings to net
          cash provided
              (used) by operating activities:
              Depreciation                                         0           357        13,617
              Amortization                                    13,346           125        18,065
              Services paid by stock                               0             0     5,212,100
              Mineral rights abandoned                             0             0       195,226
          Changes in current assets and liabilities
              Increase (Decrease) in accounts                    731             0        (4,517)
              receivable - other
              (Decrease) Increase in accounts payable         (3,859)       (2,758)       66,813
              (Decrease) Increase in accrued expenses              0        24,147        58,767
              (Decrease) Increase in deferred financing     (135,000)            0      (135,000)
                                                          ----------    ----------    ----------
NET CASH (USED) BY OPERATING ACTIVITIES                     (241,427)      (12,098)     (755,164)
                                                          ----------    ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES
          Purchase of mineral rights                                             0       (91,534)
          Purchase of interest in unproved oil and gas             0             0      (100,000)
          leases
          Purchase of website costs                                0        (1,500)      (27,519)
          Purchase of fixed assets                                 0             0       (20,280)
                                                          ----------    ----------    ----------

NET CASH (USED) BY INVESTING ACTIVITIES                            0        (1,500)     (239,333)
                                                          ----------    ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES
          Sale of common stock/ convertible debentures     1,000,000             0     1,737,400
          Stock subscription advances                              0        99,965        49,902
                                                          ----------    ----------    ----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                  1,000,000        99,965     1,787,302
                                                          ----------    ----------    ----------

NET INCREASE IN CASH                                         758,573        86,367       792,805
CASH FROM OTISH DIAMOND MERGER                                     0             0           192
CASH AT BEGINNING OF PERIOD                                   34,424         1,912             0
                                                          ----------    ----------    ----------

CASH AT END OF PERIOD                                        792,997        88,279       792,997
                                                          ==========    ==========    ==========

                              See accompanying notes and accountants report.

                    GULF COAST OIL & GAS, INC. AND SUBSIDIARY
            (Formerly OTISH MOUNTAIN DIAMOND COMPANY AND SUBSIDIARY)
                         (An Exploration Stage Company)


                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)



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

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


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


FINANCIAL STATEMENT PRESENTATION



The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and rules and regulations of the Securities and Exchange Commission (the "SEC") applicable to interim periods. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 2005. Operating results for three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006 or any interim period. The accompanying unaudited condensed consolidated financial statements have not been reviewed by an independent public accountant.



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

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


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

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


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

On November 4, 2003 the Company entered into a joint venture agreement for the mineral rights for 15,361 acres in the Otish Mountain region of Quebec, Canada. The investment was $33,383 and 20,454 shares of common stock. The Company paid the required claim tax/renewal fees of $12,495 CDN by the due date of November 27, 2003. The Company was required to make a minimum advanced royalty payment of $15,000 CDN once mining stage began.. Royalties were subject to underlying royalties of 2% of the net smelter returns and 2% of the gross overriding royalty as defined in the agreement. The Company's total outlay for the joint venture was not to exceed $375,000 CDN. The Company owned 45% of the joint venture.

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

Maturities of long-term debt:

                  2006                               $    -0-
                  2007                               $    -0-
                  2008                               $    -0-
                  2009                               $  1,000,000

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

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


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


GENERAL AND ADMINISTRATIVE EXPENSES


General and administrative expenses during the quarter ended March 31, 2006 increased to $120,632 from $33,969 in the same period in 2005. This increase was primarily due an increase in professional fees relating to the closing of the convertible debenture financing and filing of an SB-2 Registration Statement. There were no other expenses incurred by the Company in either quarter.


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

ACCUMULATED DEFICIT


Since inception, we have incurred substantial operating losses and expect to incur substantial additional operating losses over the next several years. As of March 31, 2006, our accumulated deficit was $6,912,845 (including accumulated other comprehensive deficit of $ (732,609)).


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


                                      GULF COAST OIL &  GAS, INC.

Date: July 13, 2006


                                      BY:  ----------------------------------
                                           Rahim Rayani
                                           Chief Executive Officer and President
                                           (Principal Executive Officer)


                                      BY:  ----------------------------------
                                           Rahim Rayani
                                           Chief Financial Officer
                                           (Principal Financial and
                                            Accounting Officer)