Form 10KSB/A
period 2005-12-31
Gulf Coast Oil & Gas Inc.
filed 2006-08-11
CIK 1108943

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ---------------------

                                  FORM 10-KSB/A

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
                 ----------------------------------------------
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

                             ---------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[ ]

State issuer's revenues for its most recent fiscal year: $0.00.

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

Transitional Small Business Disclosure Format    YES  [ ]   NO [X]

                                EXPLANATORY NOTE

The purpose of this Annual Report on Form 10-KSB/A is to amend the Form 10-KSB to clarify in the auditor's report that the financial statements for the period from August 4, 2003 (inception) to December 31, 2005 were audited, to correct errors in numbers reported in the Management Discussion and Analysis of Financial Condition and Results of Operations Item so that the numbers agree with the corresponding financial statement line items as shown in the financial statements, to expand the disclosure of certain risks in connection with the Company's convertible debt financing, to adjust share activity in the footnotes to reflect an equivalent number of shares after giving effect to a forward and a reverse stock split, to correct the financial statements to adjust the shares outstanding as of December 31, 2005 by 33 shares and to correct an inappropriate derecognition of debt in 2004, for which the Company later issued common stock in satisfaction of the debt, and to explain such error corrections in the footnotes, and to correct the loss per share reported in 2004.

The Company's management has reviewed and approved, and takes full responsibility for, the revisions made to the Form 10-KSB/A as set forth in this Report.

                           GULF COAST OIL & GAS, INC.
                                   Form 10-KSB
                                TABLE OF CONTENTS
                                                                            PAGE
PART I

ITEM 1.            DESCRIPTION OF BUSINESS                                    1

ITEM 2.            DESCRIPTION OF PROPERTY                                    3

ITEM 3.            LEGAL PROCEEDINGS                                          3

ITEM 4.            SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS          3

PART II

ITEM 5.            MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS   4

ITEM 6.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS                        6

ITEM 7.            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                16

ITEM 8.            CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON           16

                   ACCOUNTING AND FINANCIAL DISCLOSURE
ITEM 8A            CONTROLS AND PROCEDURES                                    16

PART III

ITEM 9.            DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
                   PERSONS OF THE REGISTRANT;                                 17

                   COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
ITEM 10.           EXECUTIVE COMPENSATION                                     18

ITEM 11.           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                   AND MANAGEMENT                                             19

ITEM 12.           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS             19

ITEM 13.           EXHIBITS                                                   19

Item 14.           PRINCIPAL ACCOUNTANT FEES AND SERVICES                     21
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

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses during the year ended December 31, 2005 decreased to $291,395 from $5,620,326 in the same period in 2004. This decrease was primarily due to the cessation by the Company of its diamond mining exploration activities as of December 31, 2004.

NET LOSS TO COMMON SHAREHOLDERS

Net loss to common shareholders was $186,943 or $(0.00) per share for the year ended December 31, 2005 as compared to a net loss of $6,013,462 or $(0.06) per share for the year ended December 31, 2004. The decrease in net loss for the year was principally due to a decrease in administrative expenses and exploration costs as set forth above.

ACCUMULATED DEFICIT

Since inception, we have incurred substantial operating losses and expect to incur substantial additional operating losses over the next several years. As of December 31, 2005, our accumulated deficit was $6,295,710.

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

                          RISKS RELATED TO OUR BUSINESS

OUR AUDITORS HAVE EXPRESSED AN OPINION THAT THERE IS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

     In its report dated March 5, 2006 our auditors, Pollard-Kelley Auditing Services, Inc., expressed an opinion that there is substantial doubt about our ability to continue as a going concern. Our accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. Since inception, we have incurred operating losses and expect to incur additional operating losses over the next several years. As of December 31, 2005, we had an accumulated deficit of approximately $6.295 Million.

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

WE HAVE A WORKING CAPITAL LOSS, WHICH MEANS THAT OUR CURRENT ASSETS ON DECEMBER 31, 2005 WERE NOT SUFFICIENT TO SATISFY OUR CURRENT LIABILITIES.

     We had a working capital deficit of $89,767 at December 31, 2005, which means that our current liabilities exceeded our current assets on December 31, 2005. Current assets are assets that are expected to be converted to cash within one year and, therefore, may be used to pay current liabilities as they become due.

WE HAVE A HISTORY OF OPERATING LOSSES AND HAVE BEEN UNPROFITABLE SINCE
INCEPTION.

     We incurred net losses of approximately $6.295 Million from August 4, 2003 (date of inception) to December 31, 2005, including approximately $186,000 of net loss to common shareholders in the year ended December 31, 2005. Although we will attempt to achieve profitability through our pursuit of our business plan, we have not generated revenues to date and cannot assure you that we will obtain revenues or achieve profitability.

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



                                                                                  LONG-TERM
                                                                                COMPENSATION
                                                                                   AWARDS
                                                                              ----------------
                                                                  OTHER         SECURITIES
NAME AND PRINCIPAL POSITION                                      ANNUAL         UNDERLYING
AS OF DECEMBER 31, 2005             YEAR           SALARY      COMPENSATION   OPTIONS/SARS (#)
----------------------------------------------------------------------------------------------
Rahim Rayani, Chairman and CEO      2005         $ 56,000(1)      -0-           -0-
                                    2004              -0-         -0-           -0-
                                    2003              -0-         -0-           -0-



------------
(1) Represents $8,000 per month for a period of seven months commencing June 1, 2005. As of December 31, 2005, a portion of Mr. Rayani's salary was deferred due to the Company's financial condition.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

                    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                              OWNERS AND MANAGEMENT

The following table sets forth as of December 31, 2005, the number and percentage of outstanding shares of our common stock beneficially owned by our Named Executive Officers, directors and stockholders owning more than 5% of our common stock and our executive officers and directors as a group:



                                                   SHARES
                                                BENEFICIALLY      PERCENTAGE OF
NAME OF OWNER                                     OWNED(1)           CLASS
--------------------------------------------------------------------------------
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

                            GULF COAST OIL & GAS, INC.


                            By:  /S/ RAHIM RAYANI
                                   Rahim Rayani
                                   Chief Executive Officer and President
                                     (Principal Executive Officer)

                            By: /S/ RAHIM RAYANI
                                   Rahim Rayani
                                   Chief Financial Officer
                                  (Principal Financial Officer and
                                  Principal Accounting Officer)

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

Pollard-Kelley Auditing Services, Inc.

/S/ Pollard-Kelley Auditing Services, Inc.
------------------------------------------
Fairlawn, Ohio

March 5, 2006



                           GULF COAST OIL & GAS, INC.
            (FORMERLY OTISH MOUNTAIN DIAMOND COMPANY AND SUBSIDIARY)
                         (AN EXPLORATION STAGE COMPANY)
                                 BALANCE SHEETS
                     December 31, 2005 and December 31, 2004


                                                                                DECEMBER 31,   DECEMBER 31,
                           ASSETS                                                  2005           2004
                                                                                -----------    -----------
Current Assets
     Cash in banks                                                              $    34,424    $     1,912
     Accounts receivable -other                                                       5,248           --
                                                                                -----------    -----------
          Total Current Assets                                                       39,672          1,912
Fixed Assets
     Office equipment                                                                 3,550          2,475
     Less accumulated depreciation                                                   (2,560)        (1,544)
                                                                                -----------    -----------
                                                                                        990            931
Other Assets
     Website costs less accumulated
          amortization of $500 and $0                                                 1,000           --
     Deposit on interest in unproved oil and gas leases                             100,000           --
                                                                                    101,000           --
          Total Assets                                                          $   141,662    $     2,843

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Accounts payable                                                           $    70,672    $   309,117
     Due to shareholder                                                              23,136           --
     Accrued expenses                                                                35,631        105,582
                                                                                -----------    -----------
         Total Current Liabilities                                                  129,439        414,699
Stockholders' Equity
     Series A Preferred stock, 1,000,000 shares authorized, 0 shares
          outstanding, par value $.001 per share                                       --             --
     Common stock, 600,000,000 shares authorized, 119,536,793 and 114,125,433 shares outstanding at respective period ends,
          par value $.001 per share                                                 119,537        114,126
     Additional contributed capital                                               6,138,494      5,582,785
     Deficit accumulated during exploration stage                                (6,295,710)    (6,108,767)
     Stock subscription advances                                                     49,902           --
                                                                                -----------    -----------
                                                                                     12,223       (411,856)
                                                                                -----------    -----------
           Total Liabilities and Stockholders' Equity                           $   141,662    $     2,843

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
                                December 31, 2005

                                          YEAR TO DATE      YEAR ENDING
                                          DECEMBER 31,     DECEMBER 31,        SINCE
                                             2005             2004          INCEPTION
                                        -------------    -------------    -------------

Revenues
         Sales                          $        --      $        --      $        --

Cost of sales
         Exploration costs                    (46,789)         192,127          159,625
                                        -------------    -------------    -------------
               Gross Profit                    46,789         (192,127)        (159,625)
Expenses
         Administrative                       291,395        5,620,326        5,993,179
                                        -------------    -------------    -------------
                                             (244,606)      (5,812,453)      (6,152,804)

Other income and expenses
         Loss on sale of fixed assets            --               (684)            (684)
         Gain on settlement of debt            67,693             --             67,693
         Foreign exchange (loss) gain         (10,030)          (7,099)         (16,689)
                                        -------------    -------------    -------------

                                               57,663           (7,783)          50,320
                                        -------------    -------------    -------------
Loss from continuing operations              (186,943)      (5,820,236)      (6,102,484)
                                        -------------    -------------    -------------

Discontinued operations
         Mineral rights abandoned                --           (193,226)        (193,226)
                                        -------------    -------------    -------------

Net Loss                                $    (186,943)   $  (6,013,462)   $  (6,295,710)
                                        =============    =============    =============

Net loss per share                      $       (0.00)   $       (0.06)

Average shares outstanding                117,302,001       99,430,563

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


                                    SERIES A                                 ADDITIONAL                    STOCK
                                 PREFERRED STOCK        COMMON STOCK        CONTRIBUTED    RETAINED     SUBSCRIPTION
                               SHARES     AMOUNT     SHARES       AMOUNT      CAPITAL       DEFICIT       ADVANCES       TOTAL
                               ------     ------     ------       ------      -------       -------       --------       -----

Balance
August 4, 2003                    --    $     --           --    $    --     $     --      $      --     $      --     $      --
 Shares issued for
 services                         --          --     24,300,000     24,300      (16,200)          --            --           8,100
 Shares issued for cash           --          --     11,700,000     11,700      162,300           --            --         174,000
 Shares issued for
 mineral rights                   --          --      9,000,000      9,000       62,250           --            --          71,250
 Merger with Otish
 Mountain Company            1,000,000       1,000      323,283        324         (216)        (1,167)         --             (59)
 Net loss for the period          --          --           --         --           --          (94,138)         --         (94,138)
                            ----------  ----------  -----------  ---------   ----------    -----------   -----------   -----------
Balance
December 31, 2003            1,000,000       1,000   45,323,283     45,324      208,134        (95,305)         --         159,153
 Shares issued for
 services                         --          --     60,900,000     60,900    5,119,100           --            --       5,180,000
 Shares issued for
 mineral rights                   --          --            150       --             53           --            --              53
 Shares issued for cash           --          --      7,902,000      7,902      255,498           --            --         263,400
 Redemption of Preferred
 Shares                     (1,000,000)     (1,000)        --         --           --             --            --          (1,000)
 Net loss for the period          --          --           --         --           --       (6,013,462)         --      (6,013,462)
                            ----------  ----------  -----------  ---------   ----------    -----------   -----------   -----------
Balance at
December 31, 2004                 --          --    114,125,433    114,126    5,582,785     (6,108,767)         --        (411,856)
 Shares issued for Debt           --          --        996,360        996      236,124           --            --         237,120
 Shares sold                      --          --      4,115,000      4,115      295,885           --            --         300,000
 Shares issued for
 services                         --          --        300,000        300       23,700           --            --          24,000
 Stock subscription
 advance                          --          --           --         --           --             --          49,902        49,902
 Net loss for the period          --          --           --         --           --         (186,943)         --        (186,943)
                            ----------  ----------  -----------  ---------   ----------    -----------   -----------   -----------
Balance at
December 31, 2005                 --    $     --    119,536,793    119,537   $ 6,138,494   $(6,295,710)  $    49,902    $    12,223
                            ==========  ==========  ===========  =========   ===========   ===========   ===========   ============


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

                                                          YEAR TO DATE    YEAR ENDING
                                                           DECEMBER 31,   DECEMBER 31,      SINCE
                                                              2005           2004         INCEPTION
                                                           -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
         Net loss for the period                           $  (186,943)   $(6,013,462)   $(6,295,710)
         Adjustments to reconcile net earnings to net
           cash provided (used) by operating activities:
             Depreciation                                        1,016         10,665         13,617
             Amortization                                          500          2,898          4,844
             Services paid by stock                             24,000      5,412,120      5,444,095
             Mineral rights abandoned                             --          195,226        195,226
           Changes in Current assets and liabilities:
             (Increase) in Accounts receivable - other          (5,248)          --           (5,248)
             (Decrease) Increase in Accounts payable            (6,325)        58,982         70,672
             (Decrease) Increase in Accrued expenses           (41,815)        84,335         58,767
                                                           -----------    -----------    -----------
             NET CASH (USED) BY
                   OPERATING ACTIVITIES                       (214,815)      (249,236)      (513,737)

CASH FLOWS FROM INVESTING ACTIVITIES
         Purchase of Mineral rights                               --          (18,830)       (91,534)
         Purchase of Interest in unproved
           oil and gas leases                                 (100,000)          --         (100,000)
         Purchase of Website costs                              (1,500)          --          (27,519)
         Purchase of Fixed assets                               (1,075)          --          (20,280)
                                                           -----------    -----------    -----------
             NET CASH (USED) BY
                   INVESTING ACTIVITIES                       (102,575)       (18,830)      (239,333)

CASH FLOWS FROM FINANCING ACTIVITIES
         Redemption of Preferred stock                            --           (1,000)          --
         Sale of Common stock                                  300,000        263,400        737,400
         Stock subscription advances                            49,902           --           49,902
                                                           -----------    -----------    -----------
             NET CASH PROVIDED BY
                   FINANCING ACTIVITIES                        349,902        262,400        787,302

NET INCREASE IN CASH                                            32,512         (5,666)        34,232
CASH FROM OTISH DIAMOND MERGER                                    --             --              192
CASH AT BEGINNING OF PERIOD                                      1,912          7,578           --
                                                           -----------    -----------    -----------
CASH AT END OF PERIOD                                      $    34,424    $     1,912    $    34,424
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

The Company's income statement at the date of merger was as follows:

                  Revenues                   $     -0-
                  Expenses:
                  Exploration costs          $ 36,293
                  Administrative             $136,284
                  Net Loss                   $172,577

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

On January 13, 2005, the Company changed its name to Gulf Coast Oil & Gas, Inc.

On April 15, 2005, the Company settled an accounts payable debt of $232,120 for 696,360 shares of common stock.

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

NOTE 7 - ERROR CORRECTION

The number of common shares outstanding at December 31, 2003 was corrected in these financial statements for an additional 33 shares issued in connection with the merger with Otish Mountain Company. The total corrected Common Shares outstanding at December 31, 2003 is 45,323,283. The amount previously reported was 45,323,250.

The Net Loss for 2004 was corrected for the write-off of an Accounts Payable balance. In 2006 the Company learned that the payable amount had not been contributed to the Company. The debt was satisfied in 2005 with the issue of 696,360 of the Company's Common Stock. The corrected Net Loss for 2004 is ($6,013,462) or $(0.06) per share. The amounts previously reported were ($5,781,342) and $(0.06) respectively.

In connection with the above, the Accounts Payable balance at December 31, 2004 was corrected to $309,117 from $76,997 as originally reported.

NOTE 8 - SUBSEQUENT EVENTS

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