Form 10QSB/A
period 2006-03-31
Gulf Coast Oil & Gas Inc.
filed 2006-08-11
CIK 1108943

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

                                EXPLANATORY NOTE

The purpose of this Quarterly Report on Form 10-QSB/A is to amend the Form 10-QSB to clearly designate which of the financial statements included herein are "unaudited" and to correct the disclosure of the retained deficit as of March 31, 2006, as contained in the Management Discussion and Analysis of Financial Condition and Results of Operation, to make such number agree with the retained deficit as set forth in the balance sheet as of March 31, 2006, and to make certain corrections to the financial statements contained herein resulting from changes to the financial statements contained in the Company Form 10-KSB/A for the period ending December 31, 2005.

The Company's management has reviewed and approved, and takes full responsibility for, the revisions made to the Form 10-QSB/A as set forth in this Report.

                    GULF COAST OIL & GAS, INC. AND SUBSIDIARY
                                  FORM 10-QSB/A
                      FOR THE QUARTER ENDED MARCH 31, 2006

                                      INDEX


                                                                            PAGE
                          PART 1--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

          BALANCE SHEETS--MARCH 31, 2006 AND DECEMBER 31, 2005                4

          STATEMENTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2006
          AND 2005, AND PERIOD FROM AUGUST 4, 2003 (INCEPTION)
          TO MARCH 31, 2006                                                   5

          STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)--
          THREE MONTHS ENDED MARCH 31, 2006                                   6

          STATEMENT OF CASH FLOWS--THREE MONTHS ENDED MARCH 31, 2006 AND 2005,
          AND PERIOD FROM AUGUST 4, 2003(INCEPTION) TO MARCH 31, 2006         7

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--MARCH 31, 2006          8

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS                                              12

ITEM 3.   CONTROLS AND PROCEDURES                                            13

                           PART II--OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS                                                  14

ITEM 2.   UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS               14

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                                    14

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                14

ITEM 5.   OTHER INFORMATION                                                  15

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                   15

                          PART I--FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                    GULF COAST OIL & GAS, INC. AND SUBSIDIARY
            (Formerly OTISH MOUNTAIN DIAMOND COMPANY AND SUBSIDIARY)
                         (An Exploration Stage Company)
                                 BALANCE SHEETS
                      MARCH 31, 2006 AND DECEMBER 31, 2005

                                                                  31-MAR-06
                                                                 (UNAUDITED)    31-DEC-05
                                                                 -----------   ----------
ASSETS
Current Assets
            Cash & Cash Equivalents                                 792,997        34,424
            Accounts receivable                                       4,517         5,248
            Deferred financing                                       76,644             0
                                                                 ----------    ----------
                                                                    874,158        39,672
Fixed Assets
            Office equipment                                          3,550         3,550
            Less: accumulated depreciation                           (2,834)       (2,560)
                                                                 ----------    ----------
                                                                        716           990
Other Assets
            Deferred financing                                      293,805             0
            Website costs less accumulated amortization                 700         1,000
            Deposit on interest in unproved oil and gas leases      100,000       100,000
                                                                 ----------    ----------
                                                                    394,505       101,000
                                                                 ----------    ----------

Total Assets                                                      1,269,380       141,662
                                                                 ==========    ==========

Current Liabilities
            Accounts payable                                         66,813        70,672
            Accrued expenses                                         35,631        35,631
            Due to shareholder                                       23,136        23,136
                                                                 ----------    ----------
                                                                    125,581       129,439

Promissory Notes                                                  1,000,000             0
Derivative Liability arising from warrants                          980,832             0
Stockholders' Equity
            Series A preferred stock, 100,000,000
            shares authorized, 0 shares
            outstanding, par value $.001 per share
            Common stock, 1,000,000,000 shares authorized,
            119,536,793 shares outstanding at Dec 31, 2005 and
            March 31, 2006 par value $.001 per shares               119,537       119,537
            Additional contributed capital                        6,138,494     6,138,494
            Deficit accumulated during exploration stage         (6,412,356)   (6,295,710)
            Accumulated other comprehensive deficit                (732,609)            0
            Stock subscription advances                              49,902        49,902
                                                                 ----------    ----------
                                                                   (837,032)       12,223
                                                                 ----------    ----------

Total Liabilities and Stockholders' Equity                        1,269,380       141,662
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

                                           Three Months    Three Months
                                               Ended          Ended
                                             March 31,       March 31,        Since
                                               2006            2005         Inception
                                           ------------    ------------    ------------

Interest revenue                                  3,987               0           3,987
Cost of sales
            Exploration costs                         0               0         159,625
                                           ------------    ------------    ------------

Gross Profit                                      3,987               0        (155,638)
Expenses
            Administration                      120,633          33,969       6,113,812
                                           ------------    ------------    ------------

                                               (116,646)        (33,969)     (6,269,450)
                                           ------------    ------------    ------------
Other income and expenses
            Loss on sale of fixed assets              0               0            (684)
            Gain on settlement of debt                                0          67,693
            Foreign exchange (loss) gain                              0         (16,689)
                                           ------------    ------------    ------------

                                                      0               0          50,320
                                           ------------    ------------    ------------

Loss from continuing operations                (116,646)        (33,969)     (6,219,130)
                                           ------------    ------------    ------------

Discontinued operations
            Mineral rights abandoned                  0               0        (193,226)
                                           ------------    ------------    ------------

Net Loss                                       (116,646)        (33,969)     (6,412,356)
                                                           ============    ============
Other Comprehensive Loss
            Increase in fair value of
            derivatives                        (732,609)
Net Comprehensive Loss                         (849,255)
                                           ============

Loss Per Share (Basic and Diluted)
            Net Loss                              (0.00)          (0.00)
            Other Comprehensive  Loss             (0.00)          (0.01)
            Net Comprehensive Loss                (0.00)          (0.01)
            Average Shares Outstanding      119,536,793      38,041,861

                         See accompanying notes to financial statements.



                    GULF COAST OIL & GAS, INC. AND SUBSIDIARY
            (Formerly OTISH MOUNTAIN DIAMOND COMPANY AND SUBSIDIARY)
                         (An Exploration Stage Company)

                                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)

                                                                                            ACCUMULATED
                     SERIES A                                    ADDITIONAL                     OTHER        STOCK
                 PREFERRED STOCK           COMMON STOCK         CONTRIBUTED       RETAINED  COMPREHENSIVE  SUBSCRIPTION
                  SHARES  AMOUNT       SHARES       AMOUNT        CAPITAL         DEFICIT      DEFICIT       ADVANCES      TOTAL
                  ------  ------       ------       ------        -------         -------      -------       --------      -----
Balance at
December 31, 2005   --   $  --      119,536,793   $  119,537   $ 6,138,494    $ (6,295,710)   $     --      $  49,902    $   12,223

  Net loss for
    the period      --      --             --           --            --          (116,646)     (732,609)        --        (849,255)
                 ------- -------   -----------    ---------    -----------    ------------    ----------    ---------    ----------
Balance at
March 31, 2006      --   $  --     119,536,793    $ 119,537    $ 6,138,494    $ (6,412,356)   $ (732,609)   $  49,902    $ (837,032)
                 ======= =======   ===========    =========    ===========    ============    ==========    =========    ==========

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

                                                                       Three Months   Three Months
                                                                          Ended          Ended
                                                                          March 31,     March 31,      Since
                                                                            2006          2005       Inception
                                                                         ----------    ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES
          Net loss for the period                                          (116,646)      (33,969)   (6,412,356)
          Adjustments to reconcile net earnings to net
          cash provided
              (used) by operating activities:
              Depreciation                                                        0           357        13,617
              Amortization                                                   13,346           125        18,065
              Services paid by stock                                              0             0     5,444,221
              Mineral rights abandoned                                            0             0       195,226
          Changes in current assets and liabilities
              Increase (Decrease) in accounts                                   731             0        (4,517)
              receivable - other
              (Decrease) Increase in accounts payable                        (3,859)       (2,758)       66,813
              (Decrease) Increase in accrued expenses                             0        24,147        58,767
              (Decrease) Increase in deferred financing                    (135,000)            0      (135,000)
                                                                         ----------    ----------    ----------
NET CASH (USED) BY OPERATING ACTIVITIES                                    (241,427)      (12,098)     (755,164)
                                                                         ----------    ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES
          Purchase of mineral rights                                              0       (91,534)
          Purchase of interest in unproved oil and gas                            0             0      (100,000)
          leases
          Purchase of website costs                                               0        (1,500)      (27,519)
          Purchase of fixed assets                                                0             0       (20,280)
                                                                         ----------    ----------    ----------

NET CASH (USED) BY INVESTING ACTIVITIES                                           0        (1,500)     (239,333)
                                                                         ----------    ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES
          Sale of common stock/ convertible debentures                    1,000,000             0     1,737,400
          Stock subscription advances                                             0        99,965        49,902
                                                                         ----------    ----------    ----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                 1,000,000        99,965     1,787,302
                                                                         ----------    ----------    ----------

NET INCREASE IN CASH                                                        758,573        86,367       792,805
CASH FROM OTISH DIAMOND MERGER                                                    0             0           192
CASH AT BEGINNING OF PERIOD                                                  34,424         1,912             0
                                                                         ----------    ----------    ----------

CASH AT END OF PERIOD                                                       792,997        88,279       792,997
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

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


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

                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

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

                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

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

                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

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

                        LIQUIDITY AND FINANCIAL CONDITION

At March 31, 2006, cash and cash equivalents were $792,997. Total liabilities at March 31, 2006 were $2,106,413 of which $125,581 were current liabilities. The remainder of the liabilities relate to the issuance of the convertible debentures to the investors and recognition of a derivative liability arising from the warrants issued in that transaction.

At March 31, 2006, other current assets included $4,517 in receivables.

As of March 31, 2006, we had a working capital surplus of $748,577 as compared to a working capital deficit of $89,767 at December 31, 2005. The increase in working capital is primarily attributable to our receipt of proceeds from the convertible debenture financing.


                              RESULTS OF OPERATIONS

                        THREE MONTHS ENDED MARCH 31, 2006
                  COMPARED TO THREE MONTHS ENDED MARCH 31, 2005

REVENUES

The Company did not generate any revenues in the quarter ended March 31, 2006 (other than interest income) or the quarter ended March 31, 2005 and has not generated any operating revenues to date.


GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses during the quarter ended March 31, 2006 increased to $120,633 from $33,969 in the same period in 2005. This increase was primarily due an increase in professional fees relating to the closing of the convertible debenture financing and filing of an SB-2 Registration Statement. There were no other expenses incurred by the Company in either quarter.

NET LOSS TO COMMON SHAREHOLDERS

Net loss to common shareholders was $116,646 or ($0.00) per share for the quarter ended March 31, 2006 as compared to a net loss of $ 33,969 or ($0.00) for the quarter ended March 31, 2005. The increase in net loss was principally due to an increase in administrative expenses as set forth above. For the quarter ended March 31, 2006, the Net Comprehensive Loss was ($849,255) or ($.01 per share) as a result of the recognition of a derivative liability in connection with the convertible debenture financing.

ACCUMULATED DEFICIT

Since inception, we have incurred substantial operating losses and expect to incur substantial additional operating losses over the next several years. As of March 31, 2006, our accumulated deficit was $7,144,965 (including accumulated other comprehensive deficit of $ (732,609)).

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


Date:  August 10, 2006          GULF COAST OIL & GAS, INC.



                                BY:/S/ RAHIM RAYANI
                                   -----------------------------------------
                                   Rahim Rayani
                                   Chief Executive Officer and President
                                   (Principal Executive Officer)

                                BY:/S/ RAHIM RAYANI
                                   -----------------------------------------
                                   Rahim Rayani
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)