Form 10QSB/A
period 2006-03-31
Gulf Coast Oil & Gas Inc.
filed 2006-08-17
CIK 1108943

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

                                                                       Three Months   Three Months
                                                                          Ended          Ended
                                                                          March 31,     March 31,      Since
                                                                            2006          2005       Inception
                                                                         ----------    ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES
          Net loss for the period                                          (116,646)      (33,969)   (6,412,356)
          Adjustments to reconcile net earnings to net
          cash provided
              (used) by operating activities:
              Depreciation                                                        0           357        13,617
              Amortization                                                   13,346           125        18,065
              Services paid by stock                                              0             0     5,444,221
              Mineral rights abandoned                                            0             0       195,226
          Changes in current assets and liabilities
              Increase (Decrease) in accounts                                   731             0        (4,517)
              receivable - other
              (Decrease) Increase in accounts payable                        (3,858)       (2,758)       66,813
              (Decrease) Increase in accrued expenses                             0        24,147        58,767
              (Decrease) Increase in deferred financing                    (135,000)            0      (135,000)
                                                                         ----------    ----------    ----------
NET CASH (USED) BY OPERATING ACTIVITIES                                    (241,427)      (12,098)     (755,164)
                                                                         ----------    ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES
          Purchase of mineral rights                                              0       (91,534)
          Purchase of interest in unproved oil and gas                            0             0      (100,000)
          leases
          Purchase of website costs                                               0        (1,500)      (27,519)
          Purchase of fixed assets                                                0             0       (20,280)
                                                                         ----------    ----------    ----------

NET CASH (USED) BY INVESTING ACTIVITIES                                           0        (1,500)     (239,333)
                                                                         ----------    ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES
          Sale of common stock/ convertible debentures                    1,000,000             0     1,737,400
          Stock subscription advances                                             0        99,965        49,902
                                                                         ----------    ----------    ----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                 1,000,000        99,965     1,787,302
                                                                         ----------    ----------    ----------

NET INCREASE IN CASH                                                        758,573        86,367       792,805
CASH FROM OTISH DIAMOND MERGER                                                    0             0           192
CASH AT BEGINNING OF PERIOD                                                  34,424         1,912             0
                                                                         ----------    ----------    ----------

CASH AT END OF PERIOD                                                       792,997        88,279       792,997
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