Form 10QSB
period 2006-06-30
Gulf Coast Oil & Gas Inc.
filed 2006-08-21
CIK 1108943

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

       FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 15, 2006, 119,536,793 shares of common stock.

Transitional Small Business Disclosure Format (check one): Yes [ ]     No  [X]

SEC2334(9-05)     PERSONS WHO ARE TO RESPOND TO THE COLLECTION OF INFORMATION
                  CONTAINED IN THIS FORM ARE NOT REQUIRED TO RESPOND UNLESS THE
                  FORM DISPLAYS A CURRENT VALID OMB CONTROL NUMBER.

                    GULF COAST OIL & GAS, INC. AND SUBSIDIARY
                                   FORM 10-QSB
                       FOR THE QUARTER ENDED JUNE 30, 2006

                                      INDEX


                                                                            PAGE
                          PART 1--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

          BALANCE SHEETS--JUNE 30, 2006 AND DECEMBER 31, 2005                  3

          STATEMENTS OF OPERATIONS - QUARTERS ENDING AND YEAR TO DATE ENDING JUNE 30, 2006 AND JUNE 30, 2005, AND PERIOD FROM AUGUST 4, 2003
          (INCEPTION) TO JUNE 30, 2006                                         4

          STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)--FOR PERIOD
          BEGINNING AUGUST 4, 2003 (INCEPTION) THROUGH JUNE 30, 2006           5

          STATEMENT OF CASH FLOWS--QUARTERS ENDING AND YEAR TO
            DATE ENDING JUNE 30, 2006 AND JUNE 30, 2005 AND
            PERIOD FROM AUGUST 4, 2003 (INCEPTION) TO JUNE 30, 2006            6

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--JUNE 30, 2006            7

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS                     12

ITEM 3.   CONTROLS AND PROCEDURES                                             13

                           PART II--OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS                                                   13

ITEM 2.   UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS                13

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                                     14

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 14

ITEM 5.   OTHER INFORMATION                                                   14

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                    14

                          PART I--FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS



                    GULF COAST OIL & GAS, INC. AND SUBSIDIARY
            (Formerly OTISH MOUNTAIN DIAMOND COMPANY AND SUBSIDIARY)
                         (An Exploration Stage Company)
                                 BALANCE SHEETS
                       JUNE 30, 2006 AND DECEMBER 31, 2005


                                                                      JUNE 30, 2006   DECEMBER 31,
                                                                       (UNAUDITED)       2005
                                                                       -----------    -----------
ASSETS

Current Assets
          Cash & Cash Equivalents                                      $ 1,314,070    $    34,424
          Accounts receivable                                                4,517          5,248
          Deferred financing                                               125,364           --
                                                                       -----------    -----------
                                                                         1,443,951         39,672
Fixed Assets
          Office equipment                                                   3,550          3,550
          Less: accumulated depreciation                                    (2,834)        (2,560)
                                                                       -----------    -----------
                                                                               716            990
Other Assets
          Deferred financing                                               359,897           --
          Website costs less accumulated amortization                          700          1,000
          Deposit on interest in unproved oil and gas leases               362,500        100,000
                                                                       -----------    -----------
                                                                           723,097        101,000
                                                                       -----------    -----------
Total Assets                                                           $ 2,167,764    $   141,662
                                                                       ===========    ===========


Current Liabilities
          Accounts payable                                             $    69,312    $    70,672
          Accrued expenses                                                  35,631         35,631
          Due to shareholder                                                23,136         23,136
                                                                       -----------    -----------
                                                                           128,079        129,439


Promissory Notes                                                         2,000,000
Derivative Liability arising from warrants                                 248,223
Stockholders' Equity
          Series A preferred stock, 100,000,000 shares authorized, 0 shares outstanding, par value $.001 per share
          Common stock, 1,000,000,000 shares authorized,
             119,536,793 and 119,536,793 shares outstanding
             at June 30, 2006 and December 31, 2005
             par value $.001 per share                                     119,537        119,537

          Additional contributed capital                                 6,138,494      6,138,494
          Deficit accumulated during exploration stage                  (6,516,471)    (6,295,710)
          Accumulated other comprehensive deficit                             --             --
           Stock subscription advances                                      49,902         49,902
                                                                       -----------    -----------
                                                                          (208,538)        12,223
                                                                       -----------    -----------

Total Liabilities and Stockholders' Equity                             $ 2,167,764    $   141,662
                                                                       ===========    ===========


                           See accompanying notes and accountants report.



                    GULF COAST OIL & GAS, INC. AND SUBSIDIARY
            (Formerly OTISH MOUNTAIN DIAMOND COMPANY AND SUBSIDIARY)
                         (An Exploration Stage Company)

                             STATEMENT OF OPERATIONS
          FOR THE QUARTERS ENDING AND YEAR TO DATE ENDING JUNE 30, 2006
           AND JUNE 30, 2005, AND THE PERIOD BEGINNING AUGUST 4, 2003
                (INCEPTION) THROUGH TO JUNE 30, 2006 (UNAUDITED)

                                             QUARTER         QUARTER         YEAR TO DATE     YEAR TO DATE        SINCE
                                             JUNE 30,        JUNE 30,          JUNE 30,         JUNE 30,        INCEPTION
                                              2006             2005             2006              2005
                                         -------------    -------------    -------------    -------------    -------------

Interest revenue                         $      11,203    $        --      $      15,170    $        --      $      15,190

Cost of sales
          Exploration costs                       --               --               --               --            159,625
                                         -------------    -------------    -------------    -------------    -------------

Gross Profit                                    11,203             --             15,170             --           (144,435)

Expenses
          Administration                       115,297           68,192          235,931           99,694        5,996,988
                                         -------------    -------------    -------------    -------------    -------------

                                              (104,094)         (68,192)        (220,761)         (99,694)      (6,141,423)
                                         -------------    -------------    -------------    -------------    -------------
Other income and expenses
          Loss on sale of fixed assets            --               --               --               --               (684)
          Gain on settlement of debt              --               --                                               67,693
          Foreign exchange (loss) gain                            3,753             --              1,290          (16,689)
                                         -------------    -------------    -------------    -------------    -------------

                                                  --              3,753             --              1,290           50,320
                                         -------------    -------------    -------------    -------------    -------------

Loss from continuing operations               (104,094)         (64,439)        (220,761)         (98,404)      (6,091,103)
                                         -------------    -------------    -------------    -------------    -------------

Discontinued operations
          Mineral rights abandoned                --               --               --               --           (193,226)
                                         -------------    -------------    -------------    -------------    -------------

Net (Loss)                                    (104,094)         (64,439)        (220,761)         (98,404)      (6,284,329)

Other Comprehensive Income
          Increase in fair value of
          derivatives                          732,609             --               --               --               --
                                         -------------    -------------    -------------    -------------    -------------

Net Comprehensive Income  / (Loss)       $     628,515    $     (64,439)   $    (220,761)   $     (98,404)   $  (6,284,329)
                                         =============    =============    =============    =============    =============


Net loss per share                       $       (0.00)   $       (0.00)   $       (0.00)   $       (0.00)
Net Comprehensive Income per share       $        0.01    $       (0.00)   $       (0.00)   $       (0.00)


Average shares outstanding                 119,536,793      114,604,133      119,536,793      114,363,333

                                            See accompanying notes to financial statements.



                            GULF COAST OIL & GAS, INC. AND SUBSIDIARY
                    (Formerly OTISH MOUNTAIN DIAMOND COMPANY AND SUBSIDIARY)
                                 (An Exploration Stage Company)

                              STATEMENT OF CHANGES IN STOCKHOLDERS'
                       EQUITY (DEFICIT) FOR THE PERIOD BEGINNING AUGUST 4,
                       2003 (INCEPTION) THROUGH JUNE 30, 2006 (UNAUDITED)

                                   SERIES A                                     ADDITIONAL
                             PREFERRED STOCK             COMMON STOCK          CONTRIBUTED    RETAINED
                           SHARES      AMOUNT        SHARES       AMOUNT        CAPITAL       DEFICIT
                        ---------   -----------   ----------   -----------   ------------   ----------
Balance
  August 4, 2003             --      $    --            --     $     --     $      --      $       --
  Shares issued
    for services             --           --      24,300,000       24,300       (16,200)           --
  Shares issued
    for cash                 --           --      11,700,000       11,700       162,300            --
  Shares issued
    for mineral
    rights                   --           --       9,000,000        9,000        62,250            --
  Merger with
    Otish Mountain
    Company             1,000,000        1,000       323,283          324          (216)         (1,167)
  Net loss for
    the period               --           --            --           --            --           (94,138)
                        ---------   -----------   ----------   -----------    ------------    ----------
Balance
    December 31, 2003   1,000,000        1,000    45,323,283       45,324       208,134         (95,305)

  Shares issued
    for services             --           --      60,900,000       60,900     5,119,100            --

  Shares issued
    for mineral
    rights                   --           --             150         --              53            --
  Shares issued
    for cash                 --           --       7,902,000        7,902       255,498            --
  Redemption of
    Preferred Shares   (1,000,000)      (1,000)         --           --            --              --

  Net loss for
    the period               --           --            --           --            --        (6,013,462)

                       ---------   ------------  ----------   -----------    ------------    ----------
Balance at
  December 31, 2004          --           --     114,125,433      114,126     5,582,785      (6,108,767)
  Shares issued
    for Debt                 --           --         996,360          996       236,124            --
  Shares sold                --           --       4,115,000        4,115       295,885            --
  Shares issued
    for services             --           --         300,000          300        23,700            --
  Stock subscription
    advance                  --           --            --           --            --              --
  Net loss for
    the period               --           --            --           --            --          (186,943)
                       ---------   ------------  ----------   -----------    ------------    ----------
 Balance at
  December 31, 2005          --           --     119,536,793      119,537     6,138,494      (6,295,710)
  Net loss for
    the period               --           --            --           --            --          (220,761)
                       ---------   ------------ -----------   -----------   ------------   ------------
                             --     $    --     119,536,793    $  119,537    $ 6,138,494   $ (6,516,471)
                       =========   ===========  ===========   ===========   ============   ============


                        ACCUMULATED
                          OTHER            STOCK
                       COMPREHENSIVE   SUBSCRIPTION
                          DEFICIT        ADVANCES           TOTAL
Balance                -------------   ------------      -----------
  August 4, 2003        $     --        $      --         $     --
  Shares issued
    for services              --               --              8,100
  Shares issued
    for cash                  --               --            174,000
  Shares issued
    for mineral
    rights                    --               --             71,250
  Merger with
    Otish Mountain
    Company                   --               --                (59)
  Net loss for
    the period                --               --            (94,138)
                        -----------       ----------       ----------
Balance
    December 31, 2003         --               --            159,153

  Shares issued
    for services              --               --          5,180,000

  Shares issued
    for mineral
    rights                    --               --                 53
  Shares issued
    for cash                  --               --            263,400
  Redemption of
    Preferred Shares          --               --             (1,000)

  Net loss for
    the period                --               --         (6,013,462)

                        ----------      -----------       ----------
Balance at
  December 31, 2004           --               --           (411,856)
  Shares issued
    for Debt                  --               --            237,120
  Shares sold                 --               --            300,000
  Shares issued
    for services              --               --             24,000
  Stock subscription
    advance                   --             49,902           49,902
  Net loss for
    the period                --               --           (186,943)
                        ----------      -----------       ----------
 Balance at
  December 31, 2005           --             49,902           12,223
  Net loss for
    the period                --               --           (220,761)
                        ----------      -----------       ----------
                       $     --         $   49,902        $ (208,538)
                        ==========      ===========       ==========






                                        See accompanying notes to financial statements.


                    GULF COAST OIL & GAS, INC. AND SUBSIDIARY
            (Formerly OTISH MOUNTAIN DIAMOND COMPANY AND SUBSIDIARY)
                         (An Exploration Stage Company)

                             STATEMENT OF CASH FLOWS
              FOR THE QUARTERS ENDING AND YEAR TO DATE ENDING JUNE
                   30, 2006 AND JUNE 30, 2005, AND THE PERIOD
                 BEGINNING AUGUST 4, 2003 (INCEPTION) THROUGH TO
                            JUNE 30, 2006 (UNAUDITED)


                                                             QUARTER      QUARTER JUNE    YEAR TO DATE    YEAR TO DATE     SINCE
                                                          JUNE 30, 2006     30, 2005     JUNE 30, 2006   JUNE 30, 2005   INCEPTION
                                                          -------------   ------------   -------------   -------------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss for the period                               $  (104,094)   $   (64,439)   $  (220,761)   $   (98,408)   $(6,284,329)
     Adjustments to reconcile net earnings to
      net cash provided (used) by
      operating activities:
         Depreciation                                                             149           --              507         13,617
         Amortization                                                             125         25,526            250         30,245
         Services paid by stock                                                  --             --             --        5,212,100
         Mineral rights abandoned                                                --             --             --          195,226
     Changes in current assets and liabilities
         (Increase) Decrease in accounts
           receivable -other                                      --           (5,438)           731         (5,438)        (4,517)
         (Increase) decrease  in deferred financing           (126,992)          --         (261,992)          --         (261,992)
         (Decrease) Increase in accounts payable                 2,479          8,300         (1,358)         5,542         69,292
         (Decrease) Increase in accrued expenses                  --          (10,954)                       13,193         58,767
                                                           -----------    -----------    -----------    -----------    -----------

NET CASH (USED) BY OPERATING ACTIVITIES                       (216,427)       (72,257)      (457,854)       (84,354)      (971,591)
                                                           -----------    -----------    -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of mineral rights                                   --             --             --             --          (91,534)
     Purchase of interest in unproved oil and gas leases      (262,500)      (100,000)      (262,500)      (100,000)      (362,500)
     Purchase of website costs                                    --             --             --           (1,500)       (27,519)
     Purchase of fixed assets                                     --             --             --             --          (20,280)
                                                           -----------    -----------    -----------    -----------    -----------

NET CASH (USED) BY INVESTING ACTIVITIES                       (262,500)      (100,000)      (262,500)      (101,500)      (501,833)
                                                           -----------    -----------    -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Sale of common stock/ convertible debentures            1,000,000        100,035      2,000,000        200,000      2,737,400

     Stock subscription advances                                  --             --             --             --           49,902
                                                           -----------    -----------    -----------    -----------    -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                     100,035      2,000,000        200,000      2,787,302
                                                           -----------    -----------    -----------    -----------    -----------

NET INCREASE IN CASH                                                         (72,222)     1,279,646         14,146      1,313,878
CASH FROM OTISH DIAMOND MERGER                                                                                                192
CASH AT BEGINNING OF PERIOD                                    792,997         88,280         34,424          1,912
                                                           -----------    -----------    -----------    -----------    -----------

CASH AT END OF PERIOD                                      $ 1,314,070    $    16,058    $ 1,314,070    $    16,058    $ 1,314,070
                                                           ===========    ===========    ===========    ===========    ===========

                                            See accompanying notes and accountants report.

                    GULF COAST OIL & GAS, INC. AND SUBSIDIARY
            (Formerly OTISH MOUNTAIN DIAMOND COMPANY AND SUBSIDIARY)
                         (An Exploration Stage Company)

                    NOTES TO FINANCIAL STATEMENTS (Unaudited)

                                  June 30, 2006

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

The Company's income statement at the date of merger was as follows:

         Revenues                      $        -0-

         Expenses:
         Exploration costs                    36,293
         Administrative                      136,284

                  Net Loss :                $172,577

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

                                  June 30, 2006


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

                                  June 30, 2006


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

On May 9, 2006, the Company paid a deposit of $262,500 on oil and gas property in Corpus Christi, Texas. The agreement was not completed until the third quarter 2006.

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

                                  June 30, 2006


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

On May 9, 2006, the Company paid a deposit of $262,500 on oil and gas property in Corpus Christi, Texas. The agreement was not completed until the third quarter 2006.

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

On April 5, 2006, the Company sold the balance, $1,000,000, of the secured convertible debentures. The terms and conditions are the same. The debentures have a three-year term and accrue interest at 10% per year. All unpaid interest and principal are due on or before April 5, 2009.

Maturities of long term debt:

                  2006                      $       -0-
                  2007                      $       -0-
                  2008                      $       -0-
                  2009                      $2,000,000

                    GULF COAST OIL & GAS, INC. AND SUBSIDIARY
            (Formerly OTISH MOUNTAIN DIAMOND COMPANY AND SUBSIDIARY)
                         (An Exploration Stage Company)

                    NOTES TO FINANCIAL STATEMENTS (Unaudited)

                                  June 30, 2006


NOTE 5 - DERIVATIVE LIABILITY ARISING FROM WARRANTS

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

Debt issue with the variable conversion features are considered to be embedded derivatives and are accountable in accordance with FASB 133; ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. The fairs value of the embedded derivative is recorded to derivative liability. This liability is required to be marked each reporting period. The resulting discount on the debt is amortized to interest expense over the life of the related debt.

NOTE 6 - SERIES A PREFERRED STOCK

Each share of preferred, has 15 votes compared to each share of common, which has only one vote. In the second quarter 2004 all outstanding shares of Preferred Stock were redeemed for $1,000.

NOTE 7 - RELATED PARTIES

The Company owes it present President $23,136 for compensation and expense reimbursement at June 30, 2006.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

                        LIQUIDITY AND FINANCIAL CONDITION

At June 30, 2006, cash and cash equivalents were $1,314,070. Total liabilities at June 30, 2006 were $2,376,302 of which $128,079 were current liabilities. The remainder of the liabilities relate to the issuance of the convertible debentures to the investors and recognition of a derivative liability arising from the warrants issued in that transaction.

At June 30, 2006, other current assets included $4,517 in receivables.

As of June 30, 2006, we had a working capital surplus of $1,315,872 as compared to a working capital surplus of $748,577 at March 31, 2006. The increase in working capital is primarily attributable to the receipt during the second quarter of an additional $1,000,000 in proceeds from the convertible debenture financing.


                              RESULTS OF OPERATIONS

                         SIX MONTHS ENDED JUNE 30, 2006
                   COMPARED TO SIX MONTHS ENDED JUNE 30, 2005

REVENUES

The Company did not generate any revenues in the six months ended June 30, 2006 (other than interest income) or the six months ended June 30, 2005 and has not generated any operating revenues to date. For the six months ended June 30, 2005, interest income was $15,170.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses during the six months ended June 30, 2006 increased to $115,297 from $68,192 in the same period in 2005. This increase was primarily due to an increase in professional fees as a result of the convertible debenture financing and subsequent filing of an SB-2 Registration Statement, an increase in salaries and consulting fees as the Company prepares to implement its business plan, and an increase in interest costs from the convertible debenture financing.

NET GAIN/LOSS TO COMMON SHAREHOLDERS

Net operating loss to common shareholders was ($220,761) or ($0.00) per share for the six months ended June 30, 2006 as compared to a net loss of ($98,404) or ($0.00) for the six months ended June 30, 2005. The increase in net operating loss was principally due to an increase in administrative expenses as set forth above.

ACCUMULATED DEFICIT

Since inception, we have incurred substantial operating losses and expect to incur substantial additional operating losses over the next several years. As of June 30, 2006, our accumulated deficit was $6,516,471.

                        THREE MONTHS ENDED JUNE 30, 2006
                  COMPARED TO THREE MONTHS ENDED JUNE 30, 2005

REVENUES

The Company did not generate any revenues in the quarter ended June 30, 2006 (other than interest income) or the quarter ended June 30, 2005 and has not generated any operating revenues to date.


GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses during the quarter ended June 30, 2006 increased to $115,297 from $68,192 in the same period in 2005. This increase was primarily due an increase in salaries and consulting fees as the Company prepares to implement its business plan, and an increase in interest costs from the convertible debenture financing.

NET GAIN/LOSS TO COMMON SHAREHOLDERS

Net operating loss to common shareholders was $104,094 or ($0.00) per share for the quarter ended June 30, 2006 as compared to a net loss of $64,439 or ($0.00) for the quarter ended June 30, 2005. The increase in net operating loss was principally due to an increase in administrative expenses as set forth above. For the quarter ended June 30, 2006, the Company recognized Other Comprehensive Income in the amount of $732,609 as a result of an increase in the fair value of derivatives relating to the warrants issued in the Company's preferred stock financing. As a result, Net Comprehensive Income for the quarter was $628,515 or $.01 per share.

ITEM 3. CONTROLS AND PROCEDURES

As of June 30, 2006, an evaluation was carried out under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that the Company file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. No changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses, occurred during the second quarter of fiscal 2006 or subsequent to the date of the evaluation by its management thereof.



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

Pursuant to the Securities Purchase Agreement, we are obligated to register for resale a total of 514,403,292 shares of common stock for issuance under the Debentures, and 30,000,000 for issuance under the Warrants. As a condition to the receipt of the second $1,000,000, we agreed to pursue an amendment to our Articles of Incorporation to increase the authorized shares to permit the issuance by the Company of the number of shares it is required to register. We filed a Definitive Proxy Statement with the Securities and Exchange Commission on March 15, 2006 and received the consent from a majority of the common shares on April 24, 2006. We filed the Registration Statement with the Securities and Exchange Commission on April 7, 2006. The Company has received comments from the SEC and is in the process of responding to those comments by pre-effective amendments to the Registration Statement.

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

(b) Reports on Form 8-K. During the quarter ending June 30, 2006, the Company filed the following reports on Form 8-K:

On April 7, 2006, the Company filed a Report on Form 8-K reporting on the closing of the second $1,000,000 of convertible debentures with certain investors as set forth herein under "Unregistered Sales of Securities and Use of Proceeds".

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: August 18, 2006          GULF COAST OIL & GAS, INC.



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