Form 10QSB/A
period 2006-06-30
Gulf Coast Oil & Gas Inc.
filed 2006-08-30
CIK 1108943

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

                                EXPLANATORY NOTE

The purpose of this Quarterly Report on Form 10-QSB/A is to amend the Form 10-QSB to correct the financial statement footnotes to make them consistent with the financial statement footnotes in the Form 10KSB/A for the year ending December 31, 2005 filed on August 11, 2006 and the Form 10QSB/A for the period ending March 31, 2006 filed on August 17, 2006. The changes are primarily in Notes 1 and 2 and primarily relate to correcting the number of shares issued in previous financing transactions so that all share amounts are stated after giving effect to the forward and reverse stock splits effected by the Company.

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

                          PART I--FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                    GULF COAST OIL & GAS, INC. AND SUBSIDIARY
            (Formerly OTISH MOUNTAIN DIAMOND COMPANY AND SUBSIDIARY)
                         (An Exploration Stage Company)
                                 BALANCE SHEETS
                       JUNE 30, 2006 AND DECEMBER 31, 2005

                                                                          JUNE 30, 2006      DECEMBER 31,
                                                                           (UNAUDITED)          2005
                                                                          -------------      -----------
ASSETS

Current Assets
          Cash & Cash Equivalents                                          $ 1,314,070       $    34,424
          Accounts receivable                                                    4,517             5,248
          Deferred financing                                                   125,364                --
                                                                           -----------       -----------
                                                                             1,443,951            39,672
Fixed Assets
          Office equipment                                                       3,550             3,550
          Less: accumulated depreciation                                        (2,834)           (2,560)
                                                                           -----------       -----------
                                                                                   716               990
Other Assets
          Deferred financing                                                   359,897                --
          Website costs less accumulated amortization                              700             1,000
          Deposit on interest in unproved oil and gas leases                   362,500           100,000
                                                                           -----------       -----------
                                                                               723,097           101,000
                                                                           -----------       -----------
Total Assets                                                               $ 2,167,764       $   141,662
                                                                           ===========       ===========
Current Liabilities
          Accounts payable                                                 $    69,312       $    70,672
          Accrued expenses                                                      35,631            35,631
          Due to shareholder                                                    23,136            23,136
                                                                           -----------       -----------
                                                                               128,079           129,439
Promissory Notes                                                             2,000,000
Derivative Liability arising from warrants                                     248,223
Stockholders' Equity
          Series A preferred stock, 100,000,000 shares authorized,0
                         shares outstanding, par value $.001 per share
          Common stock, 1,000,000,000 shares authorized,
                         119,536,793 and 119,536,793
                         shares outstanding at June 30, 2006
                         and December 31, 2005
                         par value $.001 per share                             119,537           119,537
          Additional contributed capital                                     6,138,494         6,138,494
          Deficit accumulated during exploration stage                      (6,516,471)       (6,295,710)
          Accumulated other comprehensive deficit                                   --                --
          Stock subscription advances                                           49,902            49,902
                                                                           -----------       -----------
                                                                              (208,538)           12,223
                                                                           -----------       -----------
Total Liabilities and Stockholders' Equity                                 $ 2,167,764       $   141,662
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

                    GULF COAST OIL & GAS, INC. AND SUBSIDIARY
            (Formerly OTISH MOUNTAIN DIAMOND COMPANY AND SUBSIDIARY)
                         (An Exploration Stage Company)

                             STATEMENT OF OPERATIONS
          FOR THE QUARTERS ENDING AND YEAR TO DATE ENDING JUNE 30, 2006
           AND JUNE 30, 2005, AND THE PERIOD BEGINNING AUGUST 4, 2003
                (INCEPTION) THROUGH TO JUNE 30, 2006 (UNAUDITED)

                                            QUARTER          QUARTER       YEAR TO DATE     YEAR TO DATE
                                            JUNE 30,         JUNE 30,         JUNE 30,         JUNE 30,          SINCE
                                              2006             2005             2006             2005          INCEPTION
                                         ---------------------------------------------------------------------------------
Interest revenue                         $      11,203    $          --    $      15,170    $          --    $      15,190

Cost of sales
          Exploration costs                         --               --               --               --          159,625
                                         ---------------------------------------------------------------------------------
Gross Profit                                    11,203               --           15,170               --         (144,435)

Expenses
          Administration                       115,297           68,192          235,931           99,694        5,996,988
                                         ---------------------------------------------------------------------------------
                                              (104,094)         (68,192)        (220,761)         (99,694)      (6,141,423)
                                         ---------------------------------------------------------------------------------
Other income and expenses
          Loss on sale of fixed assets              --               --               --               --             (684)
          Gain on settlement of debt                                                  --               --           67,693
          Foreign exchange (loss) gain                            3,753               --            1,290          (16,689)
                                         ---------------------------------------------------------------------------------
                                                    --            3,753               --            1,290           50,320
                                         ---------------------------------------------------------------------------------
Loss from continuing operations               (104,094)         (64,439)        (220,761)         (98,404)      (6,091,103)
                                         ---------------------------------------------------------------------------------
Discontinued operations
          Mineral rights abandoned                  --               --               --               --         (193,226)
                                         ---------------------------------------------------------------------------------
Net (Loss)                                    (104,094)         (64,439)        (220,761)         (98,404)      (6,284,329)
Other Comprehensive Income
          Increase in fair value of
          derivatives                          732,609               --               --               --               --
                                         ---------------------------------------------------------------------------------
Net Comprehensive Income / (Loss)        $     628,515    $     (64,439)   $    (220,761)   $     (98,404)   $  (6,284,329)
                                         =================================================================================
Net loss per share                       $       (0.00)   $       (0.00)   $       (0.00)   $       (0.00)
Net Comprehensive Income per share       $        0.01    $       (0.00)   $       (0.00)   $       (0.00)

Average shares outstanding                 119,536,793      114,604,133      119,536,793      114,363,333

                 See accompanying notes to financial statements.

                    GULF COAST OIL & GAS, INC. AND SUBSIDIARY
            (Formerly OTISH MOUNTAIN DIAMOND COMPANY AND SUBSIDIARY)
                         (An Exploration Stage Company)

             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
               FOR THE PERIOD BEGINNING AUGUST 4, 2003 (INCEPTION)
                        THROUGH JUNE 30, 2006 (UNAUDITED)

                                                                                                     ACCUM-
                                                                                                     ULATED
                                                                                                     OTHER     STOCK
                                      SERIES A                              ADDITIONAL               COMPRE-  SUBSCRIP-
                                  PREFERRED STOCK          COMMON STOCK     CONTRIBUTED  RETAINED    HENSIVE    TION
                                 SHARES     AMOUNT      SHARES     AMOUNT     CAPITAL     DEFICIT    DEFICIT  ADVANCES     TOTAL
                                 ------     ------      ------     ------     -------     -------    -------  --------     -----
Balance August 4, 2003                --   $    --            --  $     --  $       --  $        --  $    --   $    --  $        --
  Shares issued for services          --        --    24,300,000    24,300     (16,200)          --       --        --        8,100
  Shares issued for cash              --        --    11,700,000    11,700     162,300           --       --        --      174,000
  Shares issued for mineral           --        --     9,000,000     9,000      62,250           --       --        --       71,250
     rights
  Merger with Otish Mountain   1,000,000     1,000       323,283       324        (216)      (1,167)      --        --          (59)
     Company
  Net loss for the period             --        --            --        --          --      (94,138)      --        --      (94,138)
                              ----------   -------   -----------  --------  ----------  -----------  -------   -------  -----------
Balance December 31, 2003      1,000,000     1,000    45,323,283    45,324     208,134      (95,305)      --        --      159,153
  Shares issued for services          --        --    60,900,000    60,900   5,119,100           --       --        --    5,180,000
  Shares issued for mineral           --        --           150        --          53           --       --        --           53
     rights
  Shares issued for cash              --        --     7,902,000     7,902     255,498           --       --        --      263,400
  Redemption of Preferred
     Shares                   (1,000,000)   (1,000)           --        --          --           --       --        --       (1,000)
  Net loss for the period             --        --            --        --          --   (6,013,462)      --        --   (6,013,462)
                              ----------   -------   -----------  --------  ----------  -----------  -------   -------  -----------
Balance at December 31, 2004          --        --   114,125,433   114,126   5,582,785   (6,108,767)      --        --     (411,856)
  Shares issued for Debt              --        --       996,360       996     236,124           --       --        --      237,120
  Shares sold                         --        --     4,115,000     4,115     295,885           --       --        --      300,000
  Shares issued for services          --        --       300,000       300      23,700           --       --        --       24,000
  Stock subscription advance          --        --            --        --          --           --       --    49,902       49,902
  Net loss for the period             --        --            --        --          --     (186,943)      --        --     (186,943)
                              ----------   -------   -----------  --------  ----------  -----------  -------   -------  -----------
Balance at December 31, 2005          --        --   119,536,793   119,537   6,138,494   (6,295,710)      --    49,902       12,223
  Net loss for the period             --        --            --        --          --     (220,761)      --        --     (220,761)
                              ----------   -------   -----------  --------  ----------  -----------  -------   -------  -----------
                                      --   $    --   119,536,793  $119,537  $6,138,494  $(6,516,471) $    --   $49,902  $  (208,538)
                              ==========   =======   ===========  ========  ==========  ===========  =======   =======  ===========

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

                                                          QUARTER         QUARTER       YEAR TO DATE    YEAR TO DATE      SINCE
                                                       JUNE 30, 2006   JUNE 30, 2006   JUNE 30, 2006   JUNE 30, 2005    INCEPTION
                                                       ----------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss for the period                           $    (104,094)  $     (64,439)  $    (220,761)  $     (98,408)  $ (6,284,329)
     Adjustments to reconcile net earnings to net
     cash provided
     (used) by operating activities:
         Depreciation                                                            149              --             507         13,617
         Amortization                                                            125          25,526             250         30,245
         Services paid by stock                                   --              --                              --      5,212,100
         Mineral rights abandoned                                 --              --                              --        195,226
     Changes in current assets and liabilities
         (Increase) Decrease in accounts receivable -             --          (5,438)            731          (5,438)        (4,517)
         other
         (Increase) decrease  in deferred financing         (126,992)             --        (261,992)             --       (261,992)
         (Decrease) Increase in accounts payable               2,479           8,300          (1,358)          5,542         69,292
         (Decrease) Increase in accrued expenses                  --         (10,954)                         13,193         58,767
                                                       ----------------------------------------------------------------------------
NET CASH (USED) BY OPERATING ACTIVITIES                     (216,427)        (72,257)       (457,854)        (84,354)      (971,591)
                                                       ----------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of mineral rights                                   --              --              --              --        (91,534)
     Purchase of interest in unproved oil and gas
     leases                                                 (262,500)       (100,000)       (262,500)       (100,000)      (362,500)
     Purchase of website costs                                    --              --              --          (1,500)       (27,519)
     Purchase of fixed assets                                     --              --              --              --        (20,280)
                                                       ----------------------------------------------------------------------------
NET CASH (USED) BY INVESTING ACTIVITIES                     (262,500)       (100,000)       (262,500)       (101,500)      (501,833)
                                                       ----------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Sale of common stock/ convertible debentures          1,000,000         100,035       2,000,000         200,000      2,737,400
     Stock subscription advances                                  --              --              --              --         49,902
                                                       ----------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                    100,035       2,000,000         200,000      2,787,302
                                                       ----------------------------------------------------------------------------
NET INCREASE IN CASH                                                         (72,222)      1,279,646          14,146      1,313,878
CASH FROM OTISH DIAMOND MERGER                                                                                                  192
CASH AT BEGINNING OF PERIOD                                  792,997          88,280          34,424           1,912
                                                       ----------------------------------------------------------------------------
CASH AT END OF PERIOD                                  $   1,314,070   $      16,058   $   1,314,070   $      16,058   $  1,314,070
                                                       ============================================================================

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

FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and rules and regulations of the Securities and Exchange Commission (the "SEC") applicable to interim periods. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 2005. Operating results for three months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006 or any interim period. The accompanying unaudited condensed consolidated financial statements have not been reviewed by an independent public accountant.

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

FOREIGN CURRENCY TRANSLATION

Prior to 2005, the Company's primary functional currency was the Canadian dollar. In September 2005, the Company consolidated all operations in the United States of America and adopted the U.S. dollar as its primary functional currency. For financial statement presentation, all historical statements were translated in U.S. dollars. Monetary assets and liabilities are translated at year-end exchange rates while non-monetary items are translated at historical rates. Income and expense accounts are translated at the average rates in effect during the period, except for depreciation, which is translated at historical rates. Therefore, translation adjustments and transaction gains or losses are recognized in the income in the period of occurrence.

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

On November 4, 2003 the Company purchased the mineral rights for 775 acres in the Otish Mountain region of Quebec, Canada. The Claims were purchased for $1,855 and 3,409 shares of common stock. The Company is required to pay a 2% royalty of the net smelter returns and a 2% royalty on the gross overriding royalty as defined in the agreement. The Company shall also pay to the seller $5,000 CDN minimum annual advance royalty beginning on November 1, 2004 and each year thereafter. The Company is also required to keep the property in good standing for 1 year or the seller shall be entitled to reacquire the claims.

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

Date: August 29, 2006           GULF COAST OIL & GAS, INC.


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