Form 10QSB
period 2006-09-30
Gulf Coast Oil & Gas Inc.
filed 2006-11-22
CIK 1108943

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

  (Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

      FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 17, 2006, 126,686,326 shares of common stock.

Transitional Small Business Disclosure Format (check one):  Yes [ ]    No [X]

SEC2334(9-05)     PERSONS WHO ARE TO RESPOND TO THE COLLECTION OF INFORMATION
                  CONTAINED IN THIS FORM ARE NOT REQUIRED TO RESPOND UNLESS THE
                  FORM DISPLAYS A CURRENT VALID OMB CONTROL NUMBER.

                    GULF COAST OIL & GAS, INC. AND SUBSIDIARY
                                   FORM 10-QSB
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2006

                                      INDEX


                                                                            PAGE
                         PART 1--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

        BALANCE SHEETS--SEPTEMBER 30, 2006 AND DECEMBER 31, 2005               3

        STATEMENTS OF OPERATIONS - QUARTERS ENDING AND YEAR TO DATE ENDING SEPTEMBER 30, 2006 AND 4 SEPTEMBER 30, 2005, AND PERIOD FROM
        AUGUST 4, 2003 (INCEPTION) TO JUNE 30, 2006                            4

        STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)--FOR PERIOD
        BEGINNING AUGUST 4, 2003 5 (INCEPTION) THROUGH SEPTEMBER 30, 2006      5

        STATEMENT OF CASH FLOWS--QUARTERS ENDING AND YEAR TO DATE ENDING SEPTEMBER 30, 2006 AND SEPTEMBER 30, 2005 AND PERIOD FROM
        AUGUST 4, 2003 (INCEPTION) TO SEPTEMBER 30, 2006                       6

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-- SEPTEMBER 30, 2006        7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS                         13

ITEM 3. CONTROLS AND PROCEDURES                                               14

                         PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS                                                     14

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS                  14

ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                       15

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                   15

ITEM 5. OTHER INFORMATION                                                     15

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                      15



                          PART I--FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                    GULF COAST OIL & GAS, INC. AND SUBSIDIARY
            (Formerly OTISH MOUNTAIN DIAMOND COMPANY AND SUBSIDIARY)
                         (An Exploration Stage Company)
                                 BALANCE SHEETS
                    SEPTEMBER 30, 2006 AND DECEMBER 31, 2005

                                                                           (UNAUDITED)
                                                                          SEPTEMBER 30,   DECEMBER 31,
                                                                              2006           2005
                                                                          -----------    -----------
ASSETS
Current Assets
         Cash & Cash Equivalents                                          $   703,713    $    43,054
         Accounts receivable                                                    4,517          9,955
         Deferred financing                                                   125,364           --
                                                                          -----------    -----------
                                                                              833,594         53,009
Fixed Assets
         Office equipment                                                       7,537          2,475
         Less: accumulated depreciation                                        (3,249)        (2,399)
                                                                          -----------    -----------
                                                                                4,288             76
Other Assets
         Deferred financing                                                   328,556           --
         Website costs less accumulated amortization                              575          1,125
         Deposit on interest in unproved oil and gas leases                   890,822        100,000
                                                                          -----------    -----------
                                                                            1,219,953        101,125
                                                                          -----------    -----------
Total Assets                                                              $ 2,057,835    $   154,210
                                                                          ===========    ===========

Current Liabilities
         Accounts payable                                                 $    67,313    $    63,411
         Accrued expenses                                                      35,631         35,650
         Due to shareholder                                                    60,136           --
                                                                          -----------    -----------
                                                                              163,080         99,061

Promissory Notes                                                            1,980,000           --
Derivative Liability arising from warrants                                    255,866           --
Stockholders' Equity
         Series A preferred stock, 100,000,000 shares authorized, 0 shares outstanding, par value $.001 per share
         Common stock, 1,000,000,000 shares authorized, 120,429,650 and
            119,521,793 shares outstanding at September 30, 2006
            and 2005 par value $.001 per share                                120,430        119,522
         Additional contributed capital                                     6,157,601      5,906,389
         Deficit accumulated during exploration stage                      (6,661,401)    (5,970,762)
         Accumulated other comprehensive deficit                               (7,643)          --
         Stock subscription advances                                           49,902           --
                                                                          -----------    -----------
                                                                             (341,111)        55,149
                                                                          -----------    -----------
Total Liabilities and Stockholders' Equity                                $ 2,057,835    $   154,210
                                                                          ===========    ===========

                 See accompanying notes to financial statements.



                    GULF COAST OIL & GAS, INC. AND SUBSIDIARY
            (Formerly OTISH MOUNTAIN DIAMOND COMPANY AND SUBSIDIARY)
                         (An Exploration Stage Company)

                             STATEMENT OF OPERATIONS
       FOR THE QUARTERS ENDING AND YEAR TO DATE ENDING SEPTEMBER 30, 2006
          AND 2005, AND THE PERIOD BEGINNING AUGUST 4, 2003 (INCEPTION)
                    THROUGH TO SEPTEMBER 30, 2006 (UNAUDITED)


                                                                                             YEAR TO
                                           QUARTER          QUARTER       YEAR TO DATE        DATE
                                          SEPTEMBER        SEPTEMBER        SEPTEMBER       SEPTEMBER          SINCE
                                          30, 2006         30, 2005         30, 2006         30, 2005        INCEPTION
                                       -------------    -------------    -------------    -------------    -------------
Interest revenue                       $       8,644    $        --      $      23,814    $        --      $      23,834

Cost of sales
        Exploration costs                       --            (46,789)            --            (46,789)         159,625
                                       -------------    -------------    -------------    -------------    -------------
Gross Profit                                   8,644           46,789           23,814           46,789         (135,791)

Expenses
        Administration                       153,574           98,869          389,505          198,567        6,150,562
                                       -------------    -------------    -------------    -------------    -------------
                                            (144,930)         (52,080)        (365,691)        (151,778)      (6,286,353)
                                       -------------    -------------    -------------    -------------    -------------
Other income and expenses
        Loss on sale of fixed assets            --               --               --               --               (684)
        Gain on settlement of debt              --             67,693             --             67,693           67,693
        Foreign exchange (loss) gain            --            (11,320)            --            (10,030)         (16,689)
                                       -------------    -------------    -------------    -------------    -------------

                                                --             56,373             --             57,663           50,320
                                       -------------    -------------    -------------    -------------    -------------

Loss from continuing operations             (144,930)           4,293         (365,691)         (94,115)      (6,236,033)
                                       -------------    -------------    -------------    -------------    -------------

Discontinued operations
        Mineral rights abandoned                --               --               --               --           (193,226)
                                       -------------    -------------    -------------    -------------    -------------

Net (Loss)                                  (144,930)           4,293         (365,691)         (94,115)      (6,429,259)

Other Comprehensive Income
        Increase in fair value of             (7,643)            --             (7,643)            --             (7,643)
        derivatives
                                       -------------    -------------    -------------    -------------    -------------

Net Comprehensive Income  / (Loss)     $    (152,573)   $       4,293    $    (373,334)   $     (94,115)   $  (6,436,902)
                                       =============    =============    =============    =============    =============

Net loss per share                     $       (0.00)   $        0.00    $       (0.00)   $       (0.00)
Net Comprehensive Income per share     $       (0.00)   $        0.00    $       (0.00)   $       (0.00)

Average shares outstanding               119,685,603      118,691,237      119,585,396      116,290,801

                 See accompanying notes to financial statements.


                    GULF COAST OIL & GAS, INC. AND SUBSIDIARY
            (Formerly OTISH MOUNTAIN DIAMOND COMPANY AND SUBSIDIARY)
                         (An Exploration Stage Company)

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
          (DEFICIT) FOR THE PERIOD BEGINNING AUGUST 4, 2003 (INCEPTION)
                     THROUGH SEPTEMBER 30, 2006 (UNAUDITED)


                                                 SERIES A                                        ADDITIONAL
                                             PREFERRED STOCK                COMMON STOCK         CONTRIBUTED     RETAINED
                                          SHARES         AMOUNT         SHARES        AMOUNT       CAPITAL        DEFICIT
                                        ----------    -----------   ------------   -----------   -----------    -----------
Balance August 4, 2003                        --      $      --             --     $      --     $      --      $      --
  Shares issued for services                  --             --       24,300,000        24,300       (16,200)          --
  Shares issued for cash                      --             --       11,700,000        11,700       162,300           --
  Shares issued for mineral rights            --             --        9,000,000         9,000        62,250           --
  Merger with Otish Mountain Company     1,000,000          1,000        323,283           324          (216)        (1,167)

 Net loss for the period                      --             --             --            --            --          (94,138)
                                        ----------    -----------   ------------   -----------   -----------    -----------
Balance December 31, 2003                1,000,000          1,000     45,323,283        45,324       208,134        (95,305)
  Shares issued for services                  --             --       60,900,000        60,900     5,119,100           --
  Shares issued for mineral rights            --             --              150          --              53           --
  Shares issued for cash                      --             --        7,902,000         7,902       255,498           --
  Redemption of Preferred Shares        (1,000,000)        (1,000)          --            --            --             --

  Net loss for the period                     --             --             --            --            --       (6,013,462)
                                        ----------    -----------   ------------   -----------   -----------    -----------
Balance at December 31, 2004                  --             --      114,125,433       114,126     5,582,785     (6,108,767)
  Shares issued for Debt                      --             --          996,360           996       236,124           --
  Shares sold                                 --             --        4,115,000         4,115       295,885           --
  Shares issued for services                  --             --          300,000           300        23,700           --
  Stock subscription advance                  --             --             --            --            --             --

  Net loss for the period                     --             --             --            --            --         (186,943)
                                        ----------    -----------   ------------   -----------   -----------    -----------
Balance at December 31, 2005                  --             --      119,536,793       119,537     6,138,494     (6,295,710)
     Net loss for the period                  --             --             --            --            --         (365,691)
     Shares issued for debt                   --             --          892,857           893        19,107           --
                                        ----------    -----------   ------------   -----------   -----------    -----------
Balance at September 30, 2006                 --      $      --      120,429,650       120,430     6,157,601     (6,661,401)
                                        ==========    ===========   ============   ===========   ===========    ===========











                                     ACCUMULATED OTHER   STOCK
                                       COMPREHENSIVE  SUBSCRIPTION
                                          DEFICIT      ADVANCES         TOTAL
                                      -------------   ------------  -----------
Balance August 4, 2003                 $      --      $      --     $      --
  Shares issued for services                  --             --           8,100
  Shares issued for cash                      --             --         174,000
  Shares issued for mineral rights            --             --          71,250
  Merger with Otish Mountain Company          --             --             (59)
                                       -----------   -----------   ------------
 Net loss for the period                      --             --         (94,138)

Balance December 31, 2003                     --             --         159,153
  Shares issued for services                  --             --       5,180,000
  Shares issued for mineral rights            --             --              53
  Shares issued for cash                      --             --         263,400
  Redemption of Preferred Shares              --             --          (1,000)
                                       -----------   -----------   ------------
  Net loss for the period                     --             --      (6,013,462)

Balance at December 31, 2004                  --             --        (411,856)
  Shares issued for Debt                      --             --         237,120
  Shares sold                                 --             --         300,000
  Shares issued for services                  --             --          24,000
  Stock subscription advance                  --           49,902        49,902
                                       -----------   -----------   ------------
  Net loss for the period                     --             --        (186,943)

Balance at December 31, 2005                  --           49,902        12,223
     Net loss for the period                (7,643)          --        (373,334)
     Shares issued for debt                   --             --          20,000
                                       -----------   -----------   ------------
Balance at September 30, 2006               (7,643)        49,902   $  (361,111)
                                       ===========   ============  ============



                 See accompanying notes to financial statements.



                    GULF COAST OIL & GAS, INC. AND SUBSIDIARY
            (Formerly OTISH MOUNTAIN DIAMOND COMPANY AND SUBSIDIARY)
                         (An Exploration Stage Company)
                             STATEMENT OF CASH FLOWS
       FOR THE QUARTERS ENDING AND YEAR TO DATE ENDING SEPTEMBER 30, 2006
          AND 2005, AND THE PERIOD BEGINNING AUGUST 4, 2003 (INCEPTION)
                    THROUGH TO SEPTEMBER 30, 2006 (UNAUDITED)

                                                QUARTER         QUARTER      YEAR TO DATE  YEAR TO DATE
                                              SEPTEMBER 30,   SEPTEMBER 30,  SEPTEMBER 30, SEPTEMBER 30,      SINCE
                                                  2006           2005           2006          2005          INCEPTION
                                              -----------    -----------    -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                     $  (144,930)   $     4,293    $  (365,691)   $   (94,115)   $(6,429,259)
  Adjustments to reconcile net
  earnings to net cash provided (used)
  by operating activities:
    Depreciation                                      689            348            689            855         14,306
    Amortization                                    6,240            125         31,766            375         36,485
    Services paid by stock                           --           24,000           --           24,000      5,212,100
    Mineral rights abandoned                         --             --             --          195,226
  Changes in current assets and liabilities
    (Increase) Decrease in
      accounts receivable - other                    --           (4,517)           731         (9,955)        (4,517)
    (Increase) decrease  in
      deferred financing                           24,954           --         (237,038)          --         (237,038)
    (Decrease) Increase in
      accounts payable                             (2,001)       (14,128)        (3,359)        (8,586)        67,291
    (Decrease) Increase in
      accrued expenses                             37,000        (83,125)        37,000        (69,932)        95,767
                                              -----------    -----------    -----------    -----------    -----------
NET CASH (USED) BY OPERATING ACTIVITIES           (78,048)       (73,004)      (535,902)      (157,358)    (1,049,639)
                                              -----------    -----------    -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of mineral rights                       --             --             --             --          (91,534)
    Purchase of interest in unproved oil
      and gas leases                             (528,322)          --         (790,822)      (100,000)      (890,822)
    Purchase of website costs                        --             --             --           (1,500)       (27,519)
    Purchase of fixed assets                       (3,987)          --           (3,987)          --          (24,267)
                                              -----------    -----------    -----------    -----------    -----------
NET CASH (USED) BY INVESTING ACTIVITIES          (532,309)          --         (794,809)      (101,500)    (1,034,142)
                                              -----------    -----------    -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Sale of common stock/ convertible
      debentures                                     --          100,000      2,000,000        300,000      2,737,400
    Stock subscription advances                      --             --             --             --           49,902
                                              -----------    -----------    -----------    -----------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES            --          100,000      2,000,000        300,000      2,787,302
                                              -----------    -----------    -----------    -----------    -----------
NET INCREASE IN CASH                             (610,357)        26,996        669,289         41,142        703,521
CASH FROM OTISH DIAMOND MERGER                        192
CASH AT BEGINNING OF PERIOD                     1,314,070         16,058         34,424          1,912
                                              -----------    -----------    -----------    -----------    -----------
CASH AT END OF PERIOD                         $   703,713    $    43,054    $   703,713    $    43,054    $   703,713
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

                               September 30, 2006

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

                               September 30, 2006


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

FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and rules and regulations of the Securities and Exchange Commission (the "SEC") applicable to interim periods. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 2005. Operating results for three months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006 or any interim period. The accompanying unaudited condensed consolidated financial statements have not been reviewed by an independent public accountant.

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

                               September 30, 2006


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

DEPOSIT ON INTEREST IN UNPROVED OIL AND GAS LEASES

On June 8, 2005, the Company paid $100,000 to acquire a 75% working interest in oil and gas leases in Louisiana. Under the terms of the agreement, the Company will pay 100% of the costs of acquisition, exploration and development of the leases. The leases are subject to overriding royalties and the Company had one year to submit the remaining portion of the total costs. In August of 2006, the Company paid $30,000 to renew the leases in Louisiana for two additional years.

On May 9, 2006, the Company paid a deposit of $262,500 towards an interest in oil and gas property (the Weil 8-C Well) in Corpus Christi, Texas. Pursuant to the agreements entered into with the operator, the Company acquired an undivided 28% working interest and a 21% net revenue interest in the Weil 8-C Well in exchange for a 46.66% billing interest.

On August 1, 2006, the Company paid $108,251.20 to hookup the Weil 8-C Well and bring it production ready.

On August 15, 2006, the Company paid a deposit of $104,533.18 towards an interest in an additional well known as the Weil 3-C Well in Corpus Christi, Texas. Pursuant to the agreements entered into with the operator, the Company acquired an undivided 28% working interest and a 21% net revenue interest in the Weil 3-C Well for a 46.66% billing interest.

On August 31, 2006, the Company paid a deposit of $134,520.78 towards an interest in an additional well known as the Weil 7-C Well in Corpus Christi, Texas. Under the agreement, the Company acquired an undivided 28% working interest and a 21% net revenue interest in the Weil 7-C well for a 46.66% billing interest.

On September 19, 2006, the Company paid $135,948.57 to bring the Weil 3-C and Weil 7-C Wells into production and convert both the Weil 2-C and Weil 6-C wells on the property to salt water disposal wells. It is the intent of the Company to offer salt water disposal services to neighboring companies as a side revenue generating service.



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

                               September 30, 2006


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

NOTE 3 - DEPOSIT ON INTEREST IN UNPROVED OIL AND GAS LEASES

On June 8, 2005, the Company paid $100,000 to acquire a 75% working interest in oil and gas leases in Louisiana. Under the terms of the agreement, the Company will pay 100% of the costs of acquisition, exploration and development of the leases. The leases are subject to overriding royalties and the Company had one year to submit the remaining portion of the total costs. In August of 2006, the Company paid $30,000 to renew the lease in Louisiana for two additional years.

On May 9, 2006, the Company paid a deposit of $262,500 towards an interest in oil and gas property (the Weil 8-C Well) in Corpus Christi, Texas. Pursuant to the agreements entered into with the operator, the Company acquired an undivided 28% working interest and a 21% net revenue interest in the Weil 8-C Well in exchange for a 46.66% billing interest.

On August 1, 2006, the Company paid $108,251.20 to hookup the Weil 8-C Well and bring it production ready.

                    GULF COAST OIL & GAS, INC. AND SUBSIDIARY
            (Formerly OTISH MOUNTAIN DIAMOND COMPANY AND SUBSIDIARY)
                         (An Exploration Stage Company)

                    NOTES TO FINANCIAL STATEMENTS (Unaudited)

                               September 30, 2006


On August 15, 2006, the Company paid a deposit of $104,533.18 towards an interest in an additional well known as the Weil 3-C Well in Corpus Christi, Texas. Pursuant to the agreements entered into with the operator, the Company acquired an undivided 28% working interest and a 21% net revenue interest in the Weil 3-C Well for a 46.66% billing interest.

On August 31, 2006, the Company paid a deposit of $134,520.78 towards an interest in an additional well known as the Weil 7-C Well in Corpus Christi, Texas. Under the agreement, the Company acquired an undivided 28% working interest and a 21% net revenue interest in the Weil 7-C Well for a 46.66% billing interest.

On September 19, 2006, the Company paid $135,948.57 to bring the Weil 3-C and Weil 7-C Wells into production and convert both the Weil 2-C and Weil 6-C wells on the property to salt water disposal wells. It is the intent of the Company to offer salt water disposal services to neighboring companies as a side revenue generating service.


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

On September 14, 2006, the Company issued 892,857 shares of common stock upon the conversion of $20,000 of the debentures.

Maturities of long term debt:

                  2006                      $   -0-
                  2007                      $   -0-
                  2008                      $   -0-
                  2009                      $1,980,000


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

                               September 30, 2006


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

NOTE 7 - RELATED PARTIES

The Company owes it present President $60,136.25 for compensation and expense reimbursement at September 30, 2006.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

                        LIQUIDITY AND FINANCIAL CONDITION

At September 30, 2006, cash and cash equivalents were $703,713. Total liabilities at September 30, 2006 were $2,418,946 of which $163,080 were current liabilities. The remainder of the liabilities relate to the issuance of the convertible debentures to the investors and recognition of a derivative liability arising from the warrants issued in that transaction.

At September 30, 2006, other current assets included $4,517 in receivables.

As of September 30, we had a working capital surplus of $670,514 as compared to a working capital surplus of $1,315,872 at June 30, 2006. The decrease in working capital is primarily attributable to oil and gas investments made by the Company in the third quarter (as set forth below) and administrative expenses incurred in the third quarter.

In the second and third quarters of 2006, the Company acquired interests in three exploratory oil and gas wells located within one mile of each other in Corpus Christi, Texas. Each of the three wells has recently been placed into production. Although the wells are in production, the Company has not recognized any revenues as of the date of this report.


                              RESULTS OF OPERATIONS

                      NINE MONTHS ENDED SEPTEMBER 30, 2006
                COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2005

REVENUES

The Company did not generate any revenues in the nine months ended September 30, 2006 (other than interest income) or the nine months ended September, 2005 and has not generated any operating revenues to date. For the nine months ended September 30, 2005, interest income was $23,814.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses during the nine months ended September 30, 2006 increased to $389,505 from $198,567 in the same period in 2005. This increase was primarily due to an increase in professional fees as a result of the convertible debenture financing and subsequent filing of an SB-2 Registration Statement, an increase in salaries and consulting fees as the Company prepares to implement its business plan, and an increase in interest costs from the convertible debenture financing.

NET GAIN/LOSS TO COMMON SHAREHOLDERS

Net operating loss to common shareholders was ($365,691) or ($0.00) per share for the nine months ended September 30, 2006 as compared to a net loss of ($94,115) or ($0.00) for the nine months ended September 30, 2005. The increase in net operating loss was principally due to an increase in administrative expenses and interest costs as set forth above.

ACCUMULATED DEFICIT

Since inception, we have incurred substantial operating losses and expect to incur substantial additional operating losses over the next several years. As of September 30, 2006, our accumulated deficit was $6,661,401.

                      THREE MONTHS ENDED SEPTEMBER 30, 2006
                COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2005

REVENUES

The Company did not generate any revenues in the quarter ended September 30, 2006 (other than interest income) or the quarter ended September 30, 2005 and has not generated any operating revenues to date.


GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses during the quarter ended September 30, 2006 increased to $153,574 from $98,869 in the same period in 2005. This increase was primarily due an increase in salaries and consulting fees as the Company prepares to implement its business plan, and an increase in interest costs from the convertible debenture financing.

NET GAIN/LOSS TO COMMON SHAREHOLDERS

Net operating loss to common shareholders was ($144,930) or ($0.00) per share for the quarter ended September 30, 2006 as compared to a net profit of $4,293 or $0.00 for the quarter ended September 30, 2005. The increase in net operating loss was principally due to an increase in administrative expenses as set forth above, and a one time gain on the settlement of debt in the September 30, 2005 quarter. For the quarter ended September 30, 2006, the Company recognized Other Comprehensive Loss in the amount of ($7,643) as a result of a decrease in the fair value of derivatives relating to the warrants issued in the Company's preferred stock financing. As a result, Net Comprehensive Loss for the quarter was ($152,573) or ($0.00) per share.

ITEM 3. CONTROLS AND PROCEDURES

As of September 30, 2006, an evaluation was carried out under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that the Company file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. No changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses, occurred during the third quarter of fiscal 2006 or subsequent to the date of the evaluation by its management thereof.



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

Pursuant to the Securities Purchase Agreement, we are obligated to register for resale a total of 514,403,292 shares of common stock for issuance under the Debentures, and 30,000,000 for issuance under the Warrants. As a condition to the receipt of the second $1,000,000, we agreed to pursue an amendment to our Articles of Incorporation to increase the authorized shares to permit the issuance by the Company of the number of shares it is required to register. We filed a Definitive Proxy Statement with the Securities and Exchange Commission on March 15, 2006 and received the consent from a majority of the common shares on April 24, 2006. We filed the Registration Statement with the Securities and Exchange Commission on April 7, 2006 and the Registration Statement was declared effective on September 11, 2006.

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

(b) Reports on Form 8-K. During the quarter ending September 30, 2006, the Company filed the following reports on Form 8-K:

None

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: November 22, 2006               GULF COAST OIL & GAS, INC.



                                      BY:    /S/ RAHIM RAYANI
                                             ------------------
                                             Rahim Rayani
                                             Chief Executive Officer and
                                             President
                                             (Principal Executive Officer)

                                      BY:    /S/ RAHIM RAYANI
                                             -----------------
                                             Rahim Rayani
                                             Chief Financial Officer
                                             (Principal Financial and
                                              Accounting Officer)