Form 10QSB/A
period 2006-09-30
Gulf Coast Oil & Gas Inc.
filed 2006-11-28
CIK 1108943

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

                                EXPLANATORY NOTE

The purpose of this Quarterly Report on Form 10-KQB/A is to amend the Form 10-QSB to delete an inadvertent erroneous statement in the financial statement footnotes that the financial statements had not been reviewed by an independent public accountant. The financial statements contained in this report have, in fact, been reviewed by an independent public accountant.

The Company's management has reviewed and approved, and takes full responsibility for, the revisions made to the Form 10-QSB as set forth in this Report.

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

        STATEMENTS OF OPERATIONS - QUARTERS ENDING AND YEAR TO DATE ENDING SEPTEMBER 30, 2006 AND SEPTEMBER 30, 2005, AND PERIOD FROM AUGUST 4,
        2003 (INCEPTION) TO JUNE 30, 2006                                      4

        STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)--
        FOR PERIOD BEGINNING AUGUST 4, 2003 (INCEPTION) THROUGH
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


                                                                                             YEAR TO
                                            QUARTER         QUARTER       YEAR TO DATE        DATE
                                           SEPTEMBER       SEPTEMBER       SEPTEMBER        SEPTEMBER           SINCE
                                           30, 2006        30, 2005         30, 2006         30, 2005         INCEPTION
                                        -------------    -------------    -------------    -------------    -------------
Interest revenue                        $       8,644    $        --      $      23,814    $        --      $      23,834

Cost of sales
         Exploration costs                       --            (46,789)            --            (46,789)         159,625
                                        -------------    -------------    -------------    -------------    -------------


Gross Profit                                    8,644           46,789           23,814           46,789         (135,791)

Expenses
         Administration                       153,574           98,869          389,505          198,567        6,150,562
                                        -------------    -------------    -------------    -------------    -------------
                                             (144,930)         (52,080)        (365,691)        (151,778)      (6,286,353)
                                        -------------    -------------    -------------    -------------    -------------
Other income and expenses

         Loss on sale of fixed assets            --               --               --               --               (684)
         Gain on settlement of debt              --             67,693             --             67,693           67,693
         Foreign exchange (loss) gain            --            (11,320)            --            (10,030)         (16,689)
                                        -------------    -------------    -------------    -------------    -------------

                                                 --             56,373             --             57,663           50,320
                                        -------------    -------------    -------------    -------------    -------------

Loss from continuing operations              (144,930)           4,293         (365,691)         (94,115)      (6,236,033)
                                        -------------    -------------    -------------    -------------    -------------
Discontinued operations
         Mineral rights abandoned                --               --               --               --           (193,226)
                                        -------------    -------------    -------------    -------------    -------------

Net (Loss)                                   (144,930)           4,293         (365,691)         (94,115)      (6,429,259)

Other Comprehensive Income
         Increase in fair value of
         derivatives                           (7,643)            --             (7,643)            --             (7,643)
                                        -------------    -------------    -------------    -------------    -------------

Net Comprehensive Income/(Loss)         $    (152,573)   $       4,293    $    (373,334)   $     (94,115)   $  (6,436,902)
                                        =============    =============    =============    =============    =============

Net loss per share                      $       (0.00)   $        0.00    $       (0.00)   $       (0.00)
Net Comprehensive Income per share      $       (0.00)   $        0.00    $       (0.00)   $       (0.00)

Average shares outstanding                119,685,603      118,691,237      119,585,396      116,290,801

                 See accompanying notes to financial statements.


                    GULF COAST OIL & GAS, INC. AND SUBSIDIARY
            (Formerly OTISH MOUNTAIN DIAMOND COMPANY AND SUBSIDIARY)
                         (An Exploration Stage Company)

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
          (DEFICIT) FOR THE PERIOD BEGINNING AUGUST 4, 2003 (INCEPTION)
                     THROUGH SEPTEMBER 30, 2006 (UNAUDITED)

                                      SERIES A                                        ADDITIONAL
                                  PREFERRED STOCK               COMMON STOCK          CONTRIBUTED     RETAINED
                                SHARES       AMOUNT          SHARES       AMOUNT        CAPITAL       DEFICIT
                            -----------    -----------    -----------   -----------   -----------    -----------

Balance
  August 4, 2003                   --      $      --             --     $      --     $      --      $      --
  Shares issued for
    services                       --             --       24,300,000        24,300       (16,200)          --
  Shares issued for cash           --             --       11,700,000        11,700       162,300           --
  Shares issued for
    mineral rights                 --             --        9,000,000         9,000        62,250           --
  Merger with Otish
    Mountain Company          1,000,000          1,000        323,283           324          (216)        (1,167)
  Net loss for the period          --             --             --            --            --          (94,138)
                            -----------    -----------    -----------   -----------   -----------    -----------

Balance
  December 31, 2003           1,000,000          1,000     45,323,283        45,324       208,134        (95,305)
  Shares issued for
    services                       --             --       60,900,000        60,900     5,119,100           --
  Shares issued for
    mineral rights                 --             --              150          --              53           --
  Shares issued for cash           --             --        7,902,000         7,902       255,498           --
  Redemption of
    Preferred Shares         (1,000,000)        (1,000)          --            --            --             --
  Net loss for
    the period                     --             --             --            --            --       (6,013,462)
                            -----------    -----------    -----------   -----------   -----------    -----------

Balance at
  December 31, 2004                --             --      114,125,433       114,126     5,582,785     (6,108,767)
  Shares issued for
    Debt                           --             --          996,360           996       236,124           --
  Shares sold                      --             --        4,115,000         4,115       295,885           --
  Shares issued for
    services                       --             --          300,000           300        23,700           --
  Stock subscription
    advance                        --             --             --            --            --             --
  Net loss for
    the period                     --             --             --            --            --         (186,943)
                            -----------    -----------    -----------   -----------   -----------    -----------

Balance at
  December 31, 2005                --             --      119,536,793       119,537     6,138,494     (6,295,710)
  Net loss for
    the period                     --             --             --            --            --         (365,691)
  Shares issued
    for debt                       --             --          892,857           893        19,107           --
                            -----------    -----------    -----------   -----------   -----------    -----------

Balance at
  September 30, 2006               --      $      --      120,429,650       120,430     6,157,601     (6,661,401)
                            ===========    ===========   ===========   ===========    ===========    ===========



                            ACCUMULATED
                               OTHER          STOCK
                           COMPREHENSIVE   SUBSCRIPTION
                              DEFICIT        ADVANCES       TOTAL
                           ------------    -----------   -----------
Balance
  August 4, 2003            $      --      $      --     $      --
  Shares issued for
    services                       --             --           8,100
  Shares issued for cash           --             --         174,000
  Shares issued for
    mineral rights                 --             --          71,250
  Merger with Otish
    Mountain Company               --             --             (59)
  Net loss for the period          --             --         (94,138)
                            -----------    -----------   -----------

Balance
  December 31, 2003                --             --         159,153
  Shares issued for
    services                       --             --       5,180,000
  Shares issued for
    mineral rights                 --             --              53
  Shares issued for cash           --             --         263,400
  Redemption of
    Preferred Shares               --             --          (1,000)
  Net loss for
    the period                     --             --      (6,013,462)
                            -----------    -----------   -----------

Balance at
  December 31, 2004                --             --        (411,856)
  Shares issued for
    Debt                           --             --         237,120
  Shares sold                      --             --         300,000
  Shares issued for
    services                       --             --          24,000
  Stock subscription
    advance                        --           49,902        49,902
  Net loss for
    the period                     --             --        (186,943)
                            -----------    -----------   -----------

Balance at
  December 31, 2005                --           49,902        12,223
  Net loss for
    the period                   (7,643)          --        (373,334)
  Shares issued
    for debt                       --             --          20,000
                            -----------    -----------   -----------

Balance at
  September 30, 2006             (7,643)        49,902   $  (361,111)
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

On September 14, 2006, the Company issued 892,857 shares of common stock upon the conversion of $20,000 of the debentures.

Maturities of long term debt:

                  2006                      $       -0-
                  2007                      $       -0-
                  2008                      $       -0-
                  2009                      $ 1,980,000


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


Date: November 28, 2006            GULF COAST OIL & GAS, INC.



                                   BY:    /S/ RAHIM RAYANI
                                          Rahim Rayani
                                          Chief Executive Officer and President
                                          (Principal Executive Officer)

                                   BY:    /S/ RAHIM RAYANI
                                          Rahim Rayani
                                          Chief Financial Officer
                                          (Principal Financial and
                                           Accounting Officer)