Form 10KSB
period 2006-12-31
Gulf Coast Oil & Gas Inc.
filed 2007-04-17
CIK 1108943

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           -------------------------

                                   FORM 10-KSB

                           -------------------------

(MARK ONE)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

     FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

    FOR THE TRANSITION PERIOD FROM              TO
                                       ------------    ------------

                             FILE NUMBER: 000-32747
                           GULF COAST OIL & GAS, INC.

                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)
                           -------------------------

                 NEVADA                             98-0128688
     (State or other jurisdiction of             (I.R.S. Employer
     incorporation or organization)            Identification No.)

       5847 SAN FELIPE, SUITE 1700                    77057
               HOUSTON, TX                          (Zip Code)
(Address of principal executive offices)

                    ISSUER'S TELEPHONE NUMBER: (713) 821-1731
      SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT: NONE.
         SECURITIES REGISTERED UNDER SECTION 12(G) OF THE EXCHANGE ACT:
                         COMMON STOCK, PAR VALUE $.001
                              (TITLE OF EACH CLASS)
                            -------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

State issuer's revenues for its most recent fiscal year: $29,065.00.

State the aggregate market value of the voting and non-voting common stock held by non-affiliates of the issuer computed by reference to the price at which the common stock was sold, or the average bid and asked prices of such common stock, as of a specified date within the past 60 days. Approximately $997,497 as of April 11, 2007. The aggregate market value was based upon 148,880,221 shares held by non-affiliates and the closing price of $0.0067 per share for common stock on the Over-the-Counter Bulletin Board as of April 11, 2007.

Number of shares of the issuer's common stock, par value $.001, outstanding as of April 11, 2007: 165,380,221

DOCUMENTS INCORPORATED BY REFERENCE: NONE.

Transitional Small Business Disclosure Format       YES [ ]  NO [X]

                           GULF COAST OIL & GAS, INC.
                                   FORM 10-KSB


                               TABLE OF CONTENTS
                                                                            PAGE
PART I
   Item 1.     DESCRIPTION OF BUSINESS                                         1
   Item 2.     DESCRIPTION OF PROPERTY                                         3
   Item 3.     LEGAL PROCEEDINGS                                               4
   Item 4.     SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS               4

PART II
   Item 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS        5
   Item 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS                             6
   Item 7.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                    14
   Item 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON               14
               ACCOUNTING AND FINANCIAL DISCLOSURE
   Item 8a     CONTROLS AND PROCEDURES                                        14

PART III
   Item 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
               PERSONS OF THE REGISTRANT;                                     16
               COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
   Item 10.    EXECUTIVE COMPENSATION                                         17
   Item 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
               AND MANAGEMENT                                                 17
   Item 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS;
               DIRECTOR INDEPENDENCE                                          18
   Item 13.    EXHIBITS                                                       18
   Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES                         19
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

Until the first quarter of 2007, we had not produced revenues and have been dependent on debt and equity financings to finance our operations. During the first three and one half months of 2007, we received a total of approximately $110,000 in proceeds relating to our working interests in three producing wells located in Corpus Christi, Texas (the "Corpus Christi Project").

                              OIL AND GAS PROJECTS

SARATOGA PROSPECT

On June 8, 2005, we paid $100,000 to Bourgeois Energy, Inc. to acquire a 75% working interest in the exploration and development of land referred to as the Saratoga Prospect located in the Saratoga Chalk Formation on the outskirts of the Town of Many, in Sabine Parish, Louisiana. The Saratoga prospect is located within the Upper Cretaceous, a historically productive trend whose success is attributable to the presence of cretaceous age fractured chalk. Under the terms of the Agreement with Bourgeois Energy, we had one year from the date of acquisition of leasehold interests to advance to Bourgeois Energy the remaining costs of the project (which may be advanced in stages for drilling and completion activities, respectively), which we estimate at $380,000. In August of 2006, the Company paid $30,000 to renew the lease in Louisiana for two additional years.

At present, the Company is awaiting the results of drilling by certain other companies on wells located in the vicinity of the Company's leaseholds before it attempts drilling and completion of the Saratoga Prospect.

CORPUS CHRISTI PROJECT

On May 9, 2006, the Company paid a deposit of $262,500 towards an interest in oil and gas property (the Weil 8-C Well) in Corpus Christi, Texas. Pursuant to the agreements entered into with the operator, the Company acquired an undivided 28% working interest and a 21% net revenue interest in the Weil 8-C Well in exchange for a 46.66% billing interest.

On August 1, 2006, the Company paid $108,251.20 to hookup the Weil 8-C Well and brings it production ready.

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

As of the date hereof, each of the three wells (Weil 8-C, Weil 3-C and Weil 7-C) is in production.


                                  BUSINESS PLAN

We believe that there exists in the United States a potentially profitable oil and gas projects that, because of their relatively small barrel potential, have been neglected by major oil companies, and seek to identify and invest in such opportunities. The Company intends to continue to operate the business with low overhead to maintain a strong cash position, while seeking out additional opportunities similar to the Corpus Christi Project, i.e., relatively lower risk drilling and exploration projects that do not require significant upfront capital investment. The Company anticipates that revenues from the three producing wells in which it has a working interest will be sufficient to fund its overhead costs for the next twelve to eighteen months. The Company may seek additional financing for projects in order to conserve its cash position at a comfortable level, although it has not secured any such financing as of the date hereof.

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

We are in the process of recruiting a management team and plan to hire during the coming year to roll out our business plan.

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

ITEM 2. DESCRIPTION OF PROPERTY

With respect to the Company's interest in the Saratoga Prospect and the Corpus Christi Project, please see "Item 1 - Business".

The Company currently leases on a month to month basis 250 sq. ft. of office space located at 5847 San Felipe, Suite 1700, Houston, Texas 77057. The current rental is $600.00 per month. This facility has sufficient space to meet our near term needs.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2006.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Gulf Coast Oil & Gas, Inc.'s Common Stock trades on the NASDAQ'S OTC Bulletin Board under the symbol GCOG.OB. The high and low closing bid information for our Common Stock is based on information received from Pink Sheets, LLC based on trading information as reported by the NASD Composite Feed or other qualified interdealer quotation medium.

                QUARTER ENDED                          HIGH        LOW
                March 31, 2005                      $   0.40   $    0.17
                June 30, 2005                       $   0.38   $    0.16
                September 30, 2005                  $   0.37   $   0.285
                December 31, 2005                   $  0.095   $   0.027
                March 31, 2006                      $  0.082   $   0.023
                June 30, 2006                       $  0.056   $   0.025
                September 30, 2006                  $  0.034   $   0.020
                December 31, 2006                   $  0.075   $   0.011

The quotations reflect inter-dealer prices, without mark-up, mark-down or commission and may not represent actual transactions. As of April 12, 2007, there were approximately 43 shareholders of record of our common stock.

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

SECURITIES ISSUED DURING FISCAL YEAR ENDING DECEMBER 31, 2006

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

Pursuant to the Securities Purchase Agreement, we were obligated to register for resale a total of 514,403,292 shares of common stock for issuance under the Debentures, and 30,000,000 for issuance under the Warrants. As a condition to the receipt of the second $1,000,000, we agreed to pursue an amendment to our Articles of Incorporation to increase the authorized shares to permit the issuance by the Company of the number of shares it was required to register. We filed a Definitive Proxy Statement with the Securities and Exchange Commission on March 15, 2006 and received the consent from a majority of the common shares on April 24, 2006. We filed the Registration Statement with the Securities and Exchange Commission on April 7, 2006 and the Registration Statement was declared effective on September 11, 2006.

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

On November 14, 2006, the Company issued 1,500,000 shares of common stock for consulting services valued at $24,000.

On December 12, 2006, the Company issued 500,000 shares of common stock for consulting services valued at $11,000.

The shares issued in consideration of services were issued pursuant to a Section 4(2) exemption from registration under the Securities Act of 1933, as amended.

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

                        LIQUIDITY AND FINANCIAL CONDITION


At December 31, 2006, cash and cash equivalents were $573,438. Current liabilities at December 31, 2006 were $ 330,992.

At December 31, 2006, other assets included $4,517 in receivables, a deposit on interest in unproved oil and gas leases of $100,000 and oil and gas investments of $812,822.

As of December 31, 2006, we had a working capital surplus of $423,423 as compared to a working capital deficit of ($89,767) at December 31, 2005.

In the second and third quarters of 2006, the Company acquired interests in three exploratory oil and gas wells located within one mile of each other in Corpus Christi, Texas. Each of the three wells has now been placed into production.
The Company anticipates that its share of revenues from these wells will be able to meet its overhead expenses over the next twelve to eighteen months. The Company may require additional capital for further investment in oil and gas projects; however, there are no presently no commitments for such capital.

                              RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2006 COMPARED TO YEAR ENDED DECEMBER 31, 2005

REVENUES

The Company did not generate any revenues in the year ended December 31, 2006 (except for interest income) or the year ended December 31, 2005.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses during the year ended December 31, 2005 increased to $783,780 from $291,395 in the same period in 2005. This increase was primarily due to an increase in professional fees as a result of the convertible debenture financing and subsequent filing of an SB-2 Registration Statement, an increase in salaries and consulting fees as the Company prepares to implement its business plan, and an increase in interest costs from the convertible debenture financing.

NET LOSS TO COMMON SHAREHOLDERS

Net loss to common shareholders was $754,715 or $(0.01) per share for the year ended December 31, 2006 as compared to a net loss of $186,943 or $(0.00) per share for the year ended December 31, 2005. The increase in net loss for the year was principally due to the increase in general and administrative expenses as set forth above.

ACCUMULATED DEFICIT

Since inception, we have incurred substantial operating losses and may incur substantial additional operating losses over the next several years. As of December 31, 2006, our accumulated deficit was $7,050,425.

                                PLAN OF OPERATION

We anticipate that royalty payments from the Corpus Christi Project wells will be sufficient to permit us to fund ongoing overhead expenses over the next twelve to eighteen months. The Company plans to keep its overhead costs to a bare minimum in order to maintain sufficient capital to participate in a particularly appealing oil and gas project if the opportunity arises. If the royalty payments from the existing wells are lower than anticipated or the Company decides to participate in more than one or two additional (or larger) drilling projects, the Company may need additional capital in order to participate in those projects. The timing of any additional financing will depend in part on the existing cash flow and the success of the Corpus Christi Project and Saratoga Prospect. We have no commitments for any financing and such financing may not be available when needed.

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

                          RISKS RELATED TO OUR BUSINESS

OUR AUDITORS HAVE EXPRESSED AN OPINION THAT THERE IS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

     In its report dated April 12, 2007 our auditors, Pollard-Kelley Auditing Services, Inc., expressed an opinion that there is substantial doubt about our ability to continue as a going concern. Our accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. Since inception, we have incurred operating losses and may incur additional operating losses over the next several years. As of December 31, 2006, we had an accumulated deficit of approximately $7.05 Million.

     We have financed our operations since inception primarily through equity financings, loans from shareholders and other related parties. We have recently entered into a number of financing transactions and are continuing to seek other financing initiatives. We may need to raise additional capital to implement our business plan. Such capital is expected to come from the sale of securities. No assurances can be given that such financing will be available in sufficient amounts or at all. Our ability to continue our operating will be dependent upon obtaining such further financing. These conditions raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     Subsequent to December 31, 2006, as more fully set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations", in the first three and one half months of 2007 we received approximately $110,000 relating to our interest in three producing wells located near Corpus Christi, Texas.

WE HAVE A HISTORY OF OPERATING LOSSES AND HAVE BEEN UNPROFITABLE SINCE
INCEPTION.

     We incurred net losses of approximately $7.05 Million from August 4, 2003 (date of inception) to December 31, 2006, including approximately $754,000 of net loss to common shareholders in the year ended December 31, 2006. Although we will attempt to achieve profitability through our pursuit of our business plan, we have only generated limited revenues to date and cannot assure you that we will obtain significant revenues or achieve profitability.

THE CONVERTIBLE DEBENTURES CONTAIN CERTAIN COVENANTS PROHIBITING US FROM RAISING CAPITAL AT LESS THAN THE MARKET PRICE.

     The convertible debentures held by the Buyers contain covenants that, subject to certain exceptions, restrict the following activities:

     (i) Raising capital from the sale of stock or other securities convertible into stock at a price less than the market price of our common stock on the date of issuance; or

     (ii) Granting a security interest in our assets, which security interest may be needed in order to obtain borrowings or capital from a lender.

     The existence of these covenants may severely limit our ability to borrow money or raise capital from the sale of stock or convertible securities because any potential purchaser will want to pay a discount to the market price of our stock or because any potential lender will likely require collateral in the form of a security interest on our assets to secure a loan.

FUTURE SALES BY OUR STOCKHOLDERS MAY ADVERSELY AFFECT OUR STOCK PRICE AND OUR ABILITY TO RAISE FUNDS IN NEW STOCK OFFERINGS.

     Sales of our common stock in the public market could lower the market price of our common stock. Sales may also make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price that our management deems acceptable or at all. As of April 11, 2007, we had 165,380,221 shares of common stock outstanding, without taking into account additional shares issuable upon exercise of the convertible debentures or warrants.

THE INVESTORS UNDER THE CONVERTIBLE DEBENTURES WILL PAY LESS THAN THE THEN-PREVAILING MARKET PRICE OF OUR COMMON STOCK.

     The common stock to be issued under the convertible debentures is being issued at the lower of (i) a fixed price of $0.029716 or (ii) a 20% discount to the volume weighted average price for the five trading days immediately before the conversion. These discounted sales could cause the price of our common stock to further decline.

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

     As of April 11, 2007, we had 165,380,221 shares of common stock outstanding, without taking into account shares issuable upon exercise of the outstanding debentures and warrants.

     We have registered for resale by the Buyers an additional 544,403,329 shares of common stock. All of these shares of common stock may be immediately resold in the public market upon acquisition by Buyers pursuant to conversion of the debentures or exercise of the warrants.

     The Buyers intend to sell in the public market the shares of common stock owned by them. That means that up to 544,403,329 shares of common stock may be sold. Such sales may cause our stock price to decline.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A. CONTROLS AND PROCEDURES

As of December 31, 2006, an evaluation was carried out under the supervision of our Chief Executive Officer, who serves as our Principal Executive Officer and our Principal Financial and Accounting Officer, of the effectiveness of disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer has concluded that disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. No changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses, occurred during the fourth quarter of fiscal 2006 or subsequent to the date of the evaluation by its management thereof.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

                        DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth information concerning our directors and executive officers as of March 27, 2006:


NAME                   AGE      POSITION
----------------      -----    -----------
Rahim Rayani           32      Chairman of the Board and Chief Executive Officer

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

CODE OF ETHICS

The Company adopted a Code of Ethics in April of 2004 that applies to its Chief Executive Officer and Principal Accounting and Financial Officer.

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

To our knowledge, based solely on a review of the copies of such reports furnished to the Company and on representations that no other reports were required, no Forms 3, 4 or 5 relating to our common stock were filed late during 2006.

ITEM 10. EXECUTIVE COMPENSATION

Compensation paid to Officers and Directors is set forth in the Summary Compensation Table below. The Company may reimburse its Officers and Directors for any and all out-of-pocket expenses incurred relating to the business of the Company.

                           SUMMARY COMPENSATION TABLE

The following table sets forth information concerning the compensation paid by us during the three years ended on December 31, 2006 to our Chief Executive Officer and our other executive officers and executive officers of our subsidiaries, who were serving as executive officers on December 31, 2006 and received total salary and bonus in excess of $100,000 during fiscal year 2006 (the "Named Executive Officers").

                                                                                        CHANGE IN
                                                                                         PENSION
                                                                                        VALUE AND
                                                                                          NON-
                                                                            NON-EQUITY  QUALIFIED
                                                                            INCENTIVE    DEFERRED
                                                          STOCK     OPTION     PLAN    COMPENSATION  ALL OTHER
NAME AND PRINCIPAL                                        AWARDS    AWARDS COMPENSATION  EARNINGS  COMPENSATION  TOTAL
   POSITION              YEAR      SALARY ($)  BONUS ($)   ($)       ($)        ($)         ($)        ($)        ($)
-------------------------------------------------------------------------------------------------------------------------
Rahim Rayani             2006     $120,000(1)   $55,000     --        --        --          --         --       $175,000
Chairman, Chief          2005     $ 56,000(2)      --       --        --        --          --         --       $ 56,000
Executive Officer and
President


(1) A portion of Mr. Rayani's salary was deferred based on the financial condition of the Company.

(2) Represents $8,000 per month for the last seven months of 2005. A portion of this salary was deferred based on the financial condition of the Company.



ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

                    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                              OWNERS AND MANAGEMENT

The following table sets forth as of December 31, 2006, the number and percentage of outstanding shares of our common stock beneficially owned by our Named Executive Officers, directors and stockholders owning more than 5% of our common stock and our executive officers and directors as a group:


                                                   SHARES
                                                BENEFICIALLY       PERCENTAGE OF
                                                  OWNED(1)             CLASS
NAME OF OWNER
--------------------------------------------------------------------------------
Rahim Rayani, Chairman of the Board and CEO      16,500,000             9.98%

All Named Executive Officers and
  Directors as a Group (1 person)                16,500,000             9.98%

---------------------------
(1) All of the shares are owned directly by Mr. Rayani.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS; DIRECTOR INDEPENDENCE

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

DIRECTOR INDEPENDENCE

Our common stock is quoted on the OTC Bulletin Board interdealer quotation system, which does not have director independence requirements. Under NASDAQ Rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation, or if he or she has accepted any compensation from the company in excess of $100,000 during any 12-month period in the prior three years. Rahim Rayani is the President and Chief Executive Officer of the Corporation and is not deemed to be an independent director under this definition.

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



31.1           Certification of Chief Executive Officer and Principal  Accounting and Financial Officer      (6)
               Pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1           Certification of Chief Executive Officer and Principal  Accounting and Financial Officer      (6)
               Pursuant to Section 906 of the Sarbanes-Oxley Act.
99.1           Secured  Convertible  Debenture  issued  February  1, 2006 in the amount of  $500,000 to      (5)
               Cornell Capital Partners, LP (CCP-001)
99.2           Secured  Convertible  Debenture  issued  February  1, 2006 in the amount of  $250,000 to      (5)
               Certain Wealth, Ltd. (CCP-002)
99.3           Secured Convertible  Debenture issued February 1, 2006 in the amount of $250,000 to Taib      (5)
               Bank, B.S.C.(c)(CCP-003)
99.4           Warrant dated as of February 1, 2006 issued to Cornell Capital  Partners,  LP (7,500,000      (5)
               shares)
99.5           Warrant dated as of February 1, 2006 issued to Cornell Capital  Partners,  LP (7,500,000      (5)
               shares)
99.6           Warrant dated as of February 1, 2006 issued to Cornell Capital  Partners,  LP (5,000,000      (5)
               shares)
99.7           Warrant dated as of February 1, 2006 issued to Cornell Capital  Partners,  LP (5,000,000      (5)
               shares)
99.8           Warrant dated as of February 1, 2006 issued to Cornell Capital  Partners,  LP (5,000,000      (5)
               shares)

(1)      Filed as an exhibit to  Registration  Statement  on Form SB-2,  as  amended,  filed on April 22,  2001 and incorporated herein by reference.
(2)      Filed as  Exhibit  3.1 to  Report  on Form 8-K  filed on  October  20,  2003 and  incorporated  herein  by reference.
(3)      Filed as Exhibit 3.1 to Report on Form 8-K filed October 23, 2003 and incorporated herein by reference.
(4)      Filed as Exhibit 3 to Report on Form 8-K filed January 19, 2005 and incorporated herein by reference.
(5)      Filed as an Exhibit to the Company's Annual Report on Form 10-KSB
         for the year ended December 31, 2005 and incorporated herein by reference.
(6)      Filed herewith.

REPORTS ON FORM 8-K

       None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed for fiscal 2006 for professional services rendered by Pollard-Kelley Auditing Services, Inc. as our principal accountant for the audit of our annual financial statements and review of financial statements included in our Form 10-QSB and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal year 2006 were $17,000.

The aggregate fees billed for fiscal 2004 for professional services rendered by Pollard-Kelley Auditing Services as our principal accountant for the audit of our annual financial statements and review of financial statements included in our Form 10-QSB and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal year 2004 were $11,000.00.

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

ALL OTHER FEES

The aggregate fees billed in each of fiscal 2006 and 2005 for products and services provided by our principal accountant (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A) were $0 and $0, respectively.

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

                           GULF COAST OIL & GAS, INC.


                            By:      /S/ RAHIM RAYANI
                                 -------------------------------
                                   Rahim Rayani
                                   Chief Executive Officer and President
                                     (Principal Executive Officer)

                            By:      /S/ RAHIM RAYANI
                                --------------------------------
                                Rahim Rayani
                                   Chief Financial Officer
                                   (Principal Financial Officer
                                   and Principal Accounting Officer)

Pollard-Kelley Auditing Services, Inc.

Auditing Services 3250 West Market St,
Suite 307, Fairlawn, OH 44333 330-836-2558

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Gulf Coast Oil and Gas, Inc. and Subsidiary

We have audited the accompanying balance sheets of Gulf Coast Oil and Gas, Inc. and Subsidiary as of December 31, 2006 and 2005, and the related statements of income, changes in stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2006 and the period from August 4, 2003 through December 31, 2006 (since inception). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

The Company has not generated significant revenues or profits to date as discussed in Note 8 to the financial statements. This factor among others may indicate the Company will be unable to continue as a going concern. The Company's continuation as a going concern depends upon its ability to generate sufficient cash flow to conduct its operations and its ability to obtain additional sources of capital and financing. Management's plans in relation to these items are also discussed in Note 8 to the financial statements. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2006 and the period from August 4, 2003 through December 31, 2006 (since inception), in conformity with U.S. generally accepted accounting standards.

Pollard-Kelley Auditing Services, Inc.

/S/ Pollard-Kelley Auditing Services, Inc.
------------------------------------------
Fairlawn, Ohio
April 12, 2007


                           GULF COAST OIL & GAS, INC.
            (FORMERLY OTISH MOUNTAIN DIAMOND COMPANY AND SUBSIDIARY)
                         (AN EXPLORATION STAGE COMPANY)
                                 BALANCE SHEETS
                     December 31, 2006 and December 31, 2005

                                                             December 31,   December 31,
                             ASSETS                             2006            2005

Current Assets
        Cash in banks                                       $   573,438    $    34,424
        Accounts receivable -other                                 --            5,248
        Deferred financing                                      176,460           --
                                                            -----------    -----------
           Total Current Assets                                 749,898         39,672
Fixed Assets
        Office equipment                                          7,537          3,550
       Less accumulated depreciation                             (4,254)        (2,560)
                                                            -----------    -----------
 Other Assets                                                     3,283            990

       Website costs less accumulated
           amortization of $500 and $0                              450          1,000
       Deferred financing - Non-current                         199,281           --
       Deposit on interest in unproved oil and gas leases       912,822        100,000
                                                            -----------    -----------
                                                              1,112,553        101,000
           Total Assets                                     -----------    -----------
                                                            $ 1,865,734    $   141,662
                                                            ===========    ===========

       LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
       Accounts payable                                     $    76,812    $    70,672
       Due to shareholder                                        47,119         23,136
       Accrued interest                                         166,912           --
       Accrued expenses                                          35,631         35,631
                                                            -----------    -----------
            Total Current Liabilities                           326,474        129,439
Long-Term Debt
       Notes payable                                          1,965,551           --
Derivative Liability Arising From Warrants                        8,333           --
Stockholders' Equity
       Series A Preferred stock, 1,000,000 shares
            authorized, 0 shares outstanding,
            par value $.001 per share                              --             --
       Common stock, 600,000,000 shares authorized,
            134,878,634 and 119,536,793 shares
            outstanding at respective period ends,
            par value $.001 per share                           134,879        119,537
       Additional contributed capital                         6,157,601      6,138,494
       Deficit accumulated during exploration stage          (7,050,425)    (6,295,710)
       Accumulated other comprehensive income                   273,419           --
       Stock subscription advances                               49,902         49,902
                                                            -----------    -----------
                                                               (434,624)        12,223
                                                            -----------    -----------
            Total Liabilities and Stockholders' Equity      $ 1,865,734    $   141,662
                                                            ===========    ===========
See accompanying notes to financial statements.


                           GULF COAST OIL & GAS, INC.
            (FORMERLY OTISH MOUNTAIN DIAMOND COMPANY AND SUBSIDIARY)
                         (AN EXPLORATION STAGE COMPANY)
                             STATEMENT OF OPERATIONS
              For the Years Ending December 31, 2006 and 2005, and
                     for the period beginning August 4, 2003
                      (Inception) through December 31, 2006


                                              DECEMBER 31,      DECEMBER 31,       SINCE
                                                  2006             2005          INCEPTION
                                             -------------    -------------    -------------

Revenues
     Sales                                   $        --      $        --      $        --
     Interest income                                29,065             --             29,065
                                             -------------    -------------    -------------
                                                    29,065             --             29,065

Cost of sales
     Exploration costs                                --            (46,789)         159,625
                                             -------------    -------------    -------------
          Gross Profit                              29,065           46,789         (130,560)
Expenses
     Administrative                                783,780          291,395        6,776,959
                                             -------------    -------------    -------------
                                                  (754,715)        (244,606)      (6,907,519)

Other income and expenses
     Loss on sale of fixed assets                     --               --               (684)
     Gain on settlement of debt                       --             67,693           67,693
     Foreign exchange (loss) gain                     --            (10,030)         (16,689)
                                             -------------    -------------    -------------
                                                      --             57,663           50,320
                                             -------------    -------------    -------------
Loss from continuing operations                   (754,715)        (186,943)      (6,857,199)
                                             -------------    -------------    -------------
Discontinued operations
     Mineral rights abandoned                         --               --           (193,226)
                                             -------------    -------------    -------------

Net Loss                                          (754,715)        (186,943)      (7,050,425)
Other Comprehensive Income
     Decrease in fair value of derivatives         273,419             --            273,419
                                             -------------    -------------    -------------
Net Comprehensive Income  / (Loss)           $    (481,296)   $    (186,943)   $  (6,777,006)
                                             =============    =============    =============


Net loss per share                                   (0.01)           (0.00)
Other comprehensive income per share                  --               --
Average shares outstanding                     121,728,453      117,302,001


See accompanying notes to financial statements.



                           GULF COAST OIL & GAS, INC.
            (FORMERLY OTISH MOUNTAIN DIAMOND COMPANY AND SUBSIDIARY)
                         (AN EXPLORATION STAGE COMPANY)
                        STATEMENT OF STOCKHOLDERS EQUITY
                   For the period beginning August 4, 2003 (Inception) through December 31, 2005


                                                SERIES A                                         ADDITIONAL
                                             PREFERRED STOCK               COMMON STOCK         CONTRIBUTED      RETAINED
                                           SHARES       AMOUNT         SHARES        AMOUNT       CAPITAL        DEFICIT
                                       -----------    -----------    -----------   -----------   -----------    -----------
Balance August 4, 2003                       --      $      --             --     $      --     $      --      $      --
 Shares issued for services                  --             --       24,300,000        24,300       (16,200)          --
 Shares issued for cash                      --             --       11,700,000        11,700       162,300           --
 Shares issued for mineral rights            --             --        9,000,000         9,000        62,250           --
 Merger with Otish Mountain Company     1,000,000          1,000        323,283           324          (216)        (1,167)
 Net loss for the period                     --             --             --            --            --          (94,138)
                                      -----------    -----------    -----------   -----------   -----------    -----------

Balance December 31, 2003               1,000,000          1,000     45,323,283        45,324       208,134        (95,305)
 Shares issued for services                  --             --       60,900,000        60,900     5,119,100           --
 Shares issued for mineral rights            --             --              150          --              53           --
 Shares issued for cash                      --             --        7,902,000         7,902       255,498           --
 Redemption of Preferred Shares        (1,000,000)        (1,000)          --            --            --             --
 Net loss for the period                     --             --             --            --            --       (6,013,462)
                                      -----------    -----------    -----------   -----------   -----------    -----------
Balance at December 31, 2004                 --             --      114,125,433       114,126     5,582,785     (6,108,767)
 Shares issued for Debt                      --             --          996,360           996       236,124           --
 Shares sold                                 --             --        4,115,000         4,115       295,885           --
 Shares issued for services                  --             --          300,000           300        23,700           --
 Stock subscription advance                  --             --             --            --            --             --
 Net loss for the period                     --             --             --            --            --         (186,943)
                                      -----------    -----------    -----------   -----------   -----------    -----------
Balance at December 31, 2005                 --             --      119,536,793       119,537     6,138,494     (6,295,710)
 Shares issued for debt                      --             --       13,341,841        13,342        19,107           --
 Shares issued for services                  --             --        2,000,000         2,000          --             --
 Net (loss) income for the period            --             --             --            --            --         (754,715)
                                      -----------    -----------    -----------   -----------   -----------    -----------

Balance December 31, 2006                    --      $      --      134,878,634   $   134,879   $ 6,157,601    $(7,050,425)
                                      ===========    ===========    ===========   ===========   ===========    ===========






                                      ACCUMULATED
                                         OTHER         STOCK
                                     COMPREHENSIVE  SUBSCRIPTION
                                         INCOME       ADVANCES       TOTAL
                                      -----------   -----------   -----------
Balance August 4, 2003                $      --     $      --     $      --
 Shares issued for services                  --            --           8,100
 Shares issued for cash                      --            --         174,000
 Shares issued for mineral rights            --            --          71,250
 Merger with Otish Mountain Company          --            --             (59)
 Net loss for the period                     --            --         (94,138)
                                      -----------   -----------   -----------

Balance December 31, 2003                    --            --         159,153
 Shares issued for services                  --            --       5,180,000
 Shares issued for mineral rights            --            --              53
 Shares issued for cash                      --            --         263,400
 Redemption of Preferred Shares              --            --          (1,000)
 Net loss for the period                     --            --      (6,013,462)
                                      -----------   -----------   -----------
Balance at December 31, 2004                 --            --        (411,856)
 Shares issued for Debt                      --            --         237,120
 Shares sold                                 --            --         300,000
 Shares issued for services                  --            --          24,000
 Stock subscription advance                  --          49,902        49,902
 Net loss for the period                     --            --        (186,943)
                                      -----------   -----------   -----------
Balance at December 31, 2005                 --          49,902        12,223
 Shares issued for debt                      --            --          32,449
 Shares issued for services                  --            --           2,000
 Net (loss) income for the period         273,419          --        (481,296)
                                      -----------   -----------   -----------


Balance December 31, 2006             $   273,419   $    49,902   $  (434,624)
                                      ===========   ===========   ===========






See accompanying notes to financial statements.



                           GULF COAST OIL & GAS, INC.
            (FORMERLY OTISH MOUNTAIN DIAMOND COMPANY AND SUBSIDIARY)
                         (AN EXPLORATION STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
          For the Years Ending December 31, 2006 and 2005, and for the
                       period beginning August 4, 2003 (Inception) through December 31, 2006

                                                              DECEMBER 31,   DECEMBER 31,      SINCE
                                                                 2006            2005        INCEPTION
                                                              -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss for the period                                  $   754,715)   $  (186,943)   $(7,050,425)
     Adjustments to reconcile net earnings to net
       cash provided (used) by operating activities:
         Depreciation                                               1,694          1,016         15,311
         Amortization                                              39,561            500         44,405
         Services paid by stock                                     2,000         24,000      5,446,095
         Mineral rights abandoned                                    --             --          195,226
       Changes in Current assets and liabilities:
         (Increase) decrease in Accounts receivable - other         5,248         (5,248)          --
         (Increase) in Deferred financing                        (135,000)          --         (135,000)
         (Decrease) Increase in Accounts payable                    6,140         (6,325)        76,812
         Increase in Due to shareholder                            23,983           --           23,983
         Increase in Accrued interest                             166,912           --          166,912
         (Decrease) Increase in Accrued expenses                     --          (41,815)        58,767
                                                              -----------    -----------    -----------
         NET CASH (USED) BY
               OPERATING ACTIVITIES                              (644,177)      (214,815)    (1,157,914)
CASH FLOWS FROM INVESTING ACTIVITIES

     Purchase of Mineral rights                                      --             --          (91,534)
     Purchase of Interest in unproved
       oil and gas leases                                        (812,822)      (100,000)      (912,822)
     Purchase of Website costs                                       --           (1,500)       (27,519)
     Purchase of Fixed assets                                      (3,987)        (1,075)       (24,267)
                                                              -----------    -----------    -----------
         NET CASH (USED) BY
               INVESTING ACTIVITIES                              (816,809)      (102,575)    (1,056,142)
CASH FLOWS FROM FINANCING ACTIVITIES
     Redemption of Preferred stock                                   --             --             --
     Proceeds from Notes payable                                2,000,000           --        2,000,000
     Sale of Common stock                                            --          300,000        737,400
     Stock subscription advances                                     --           49,902         49,902
                                                              -----------    -----------    -----------
         NET CASH PROVIDED BY
               FINANCING ACTIVITIES                             2,000,000        349,902      2,787,302
                                                              -----------    -----------    -----------

NET INCREASE IN CASH                                              539,014         32,512        573,246
CASH FROM OTISH DIAMOND MERGER                                       --             --              192
CASH AT BEGINNING OF PERIOD                                        34,424          1,912           --
                                                              -----------    -----------    -----------
CASH AT END OF PERIOD                                         $   573,438    $    34,424    $   573,438
                                                              ===========    ===========    ===========
See accompanying notes to financial statements.

                    GULF COAST OIL & GAS, INC. AND SUBSIDIARY
                         (An Exploration Stage Company)


                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2006


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

The Company's income statement at the date of merger was as follows:

                  Revenues                   $   -0-
                  Expenses:
                  Exploration costs           $36,293
                  Administrative             $136,284
                  Net Loss                   $172,577

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

                    GULF COAST OIL & GAS, INC. AND SUBSIDIARY
                         (An Exploration Stage Company)


                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2006

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED



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

On November 14, 2006, the Company issued 1,500,000 shares of common stock for consulting services valued at $24,000.

On December 31, 2006, the Company issued 500,000 shares of common stock for consulting services valued at $11,000.

                    GULF COAST OIL & GAS, INC. AND SUBSIDIARY
                         (An Exploration Stage Company)


                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2006

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED



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


WEBSITE DEVELOPMENT COSTS
The Company has expended $1,500 in Website Development Costs, for internal use software. These costs are being amortized over a three year estimated life.


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

DEPOSIT ON INTEREST IN UNPROVED OIL AND GAS LEASES

On June 8, 2005, the Company paid $100,000 to acquire, subject to lease availability, a 75% working interest in oil and gas leases in Louisiana. Under the terms of the agreement the Company will pay 100% of the costs of acquisition, exploration and development of the leases, the lease are subject to overriding royalties, and has one year to submit the remaining portion of the total costs. In the event the leases are unavailable, the funds advanced, less expense incurred will be returned to the Company.

                    GULF COAST OIL & GAS, INC. AND SUBSIDIARY
                         (An Exploration Stage Company)


                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2006

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED



On August, 2006, the Company paid $30,000 to renew the lease in Louisiana for two additional years.

On May 9, 2006, the Company paid a deposit of $262,500 on oil and gas property (the Weil 8-C) in Corpus Christi Texas. Under the agreement, the Company acquired an undivided 28% working interest and a 21% net revenue interest in the Weil 8-C well for a 46.66% billing interest.

On August 1, 2006, the Company paid $104,533 to hookup the 8-C to bring the well production ready. The facility had not been placed into service at December 31, 2006. When placed into service the asset will be moved from investments to fixed assets and depreciated on a straight-line basis over a seven year life.

On August 15, 2006, the Company paid a deposit of $108,251 on oil & gas property, namely, the Weil 3-C, in Corpus Christi Texas. Under the agreement, the Company acquired an undivided 28% working interest and a 21% net revenue interest in the Weil 3-C well for a 46.66% billing interest.

On August 31, 2006, The Company paid a deposit of $134,520.78 on oil & gas property, namely, the Weil 7-C, in Corpus Christi Texas. Under the agreement, the Company acquired an undivided 28% working interest and a 21% net revenue interest in the Well 7-C well for a 46.66% billing interest.

On September 19, 2006, the Company paid $135,948.57 to bring the 3-C and 7-C wells into production as well as convert both the 2-C and 6-C wells on property to Salt Water disposal wells. It is the intent of the Company to offer Salt Water disposal services to neighboring companies as a side revenue generating service. The facility had not been placed into service at December 31, 2006. When placed into service the assets will be moved from investments to fixed assets and depreciated on a straight-line basis over a seven year life.

USE OF ESTIMATES

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

                    GULF COAST OIL & GAS, INC. AND SUBSIDIARY
                         (An Exploration Stage Company)


                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2006



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

                    GULF COAST OIL & GAS, INC. AND SUBSIDIARY
                         (An Exploration Stage Company)


                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2006

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

On August, 2006, the Company paid $30,000 to renew the lease in Louisiana for two additional years.

On May 9, 2006, the Company paid a deposit of $262,500 on oil and gas property (the Weil 8-C) in Corpus Christi Texas. Under the agreement, the Company acquired an undivided 28% working interest and a 21% net revenue interest in the Weil 8-C well for a 46.66% billing interest.

On August 1, 2006, The Company paid $104,533 to hookup the 3-C to bring the well production ready. The facility had not been placed into service at December 31, 2006. When placed into service the asset will be moved from investments to fixed assets and depreciated on a straight-line basis over a seven year life.

On August 15, 2006, the Company paid a deposit of $108,251 on oil & gas property, namely, the Weil 3-C, in Corpus Christi Texas. Under the agreement, the Company acquired an undivided 28% working interest and a 21% net revenue interest in the Weil 3-C well for a 46.66% billing interest.

On August 31, 2006, The Company paid a deposit of $134,520.78 on oil & gas property, namely, the 7-C in Corpus Christi Texas. Under the agreement, the Company acquired an undivided 28% working interest and a 21% net revenue interest in the Well 7-C well for a 46.66% billing interest.

On September 19, 2006, the Company paid $135,948.57 to bring the 3-C and 7-C wells into production as well as convert both the 2-C and 6-C wells on property to Salt Water disposal wells. It is the intent of the Company to offer Salt Water disposal services to neighboring companies as a side revenue generating service. The facility had not been placed into service at December 31, 2006. When placed into service the asset will be moved from investments to fixed assets and depreciated on a straight-line basis over a seven year life.

                    GULF COAST OIL & GAS, INC. AND SUBSIDIARY
                         (An Exploration Stage Company)


                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2006


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

On September 14, 2006, the Company exchanged 892,857 shares of common stock for the retirement of $20,000 of convertible notes payable.

In the fourth quarter of 2006, the Company exchanged 12,448,984 shares of common stock for the retirement of $12,449 of convertible notes payable.

Maturities of long term debt:

                  2006                    $     -0-
                  2007                    $     -0-
                  2008                    $     -0-
                  2009                    $  1,965,551

                    GULF COAST OIL & GAS, INC. AND SUBSIDIARY
                         (An Exploration Stage Company)


                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2006


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



Debt issue with the variable conversion features are considered to be embedded derivatives and are accountable in accordance with FASB 133; ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. The fare value of the embedded derivative is recorded to derivative liability. This liability is required to be marked each reporting period. The resulting discount on the debt is amortized to interest expense over the life of the related debt.


NOTE 6 - SERIES A PREFERRED STOCK



Each share of preferred has 15 votes compared to each share of common, which has only one vote. In the second quarter 2004 all outstanding shares of Preferred Stock were redeemed for $1,000.



NOTE 7 - RELATED PARTIES



The Company owes it present President $47,119 for compensation and expense reimbursement at December 31, 2006.




NOTE 8 - GOING CONCERN

The Company has not generated significant revenues or profits to date. This factor among others may indicate the Company will be unable to continue as a going concern. The Company's continuation as a going concern depends upon its ability to generate sufficient cash flow to conduct its operations and its ability to obtain additional sources of capital and financing. Management believes the revenue flow from the three producing Corpus Christi wells will generate the necessary working capital needed in 2006.

                    GULF COAST OIL & GAS, INC. AND SUBSIDIARY
                         (An Exploration Stage Company)


                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2006


NOTE 8 - GOING CONCERN - CONTINUED

Management also believes that the anticipated revenue and related income, if realized, may lead to an increase in the Company's stock price. This may provide an incentive for the exercise of outstanding warrants, generating additional capital for the Company. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.


NOTE 9 - SUBSQUENT EVENTS

In the first quarter of 2007, the Company received approximately $100,000 of royalties from its interests in the Corpus Christi wells.