Form 10QSB
period 2007-03-31
Gulf Coast Oil & Gas Inc.
filed 2007-05-21
CIK 1108943

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

  (Mark One)
[x]   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934.
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 15, 2007, 182,046,888 shares of common stock.

Transitional Small Business Disclosure Format (check one):  Yes [ ]   No [x]

SEC2334(9-05)     PERSONS WHO ARE TO RESPOND TO THE COLLECTION OF INFORMATION
                  CONTAINED IN THIS FORM ARE NOT REQUIRED TO RESPOND UNLESS THE
                  FORM DISPLAYS A CURRENT VALID OMB CONTROL NUMBER.

                    GULF COAST OIL & GAS, INC. AND SUBSIDIARY
                                   FORM 10-QSB
                      FOR THE QUARTER ENDED MARCH 31, 2007

                                      INDEX


                                                                            PAGE
     PART 1--FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

           BALANCE SHEETS--MARCH 31, 2007 AND DECEMBER 31, 2006                3

           STATEMENTS OF OPERATIONS - QUARTERS ENDING MARCH 31, 2007
           AND MARCH 31, 2006, AND PERIOD FROM AUGUST 4, 2003 (INCEPTION) TO
           MARCH 31, 2007                                                      4

           STATEMENT OF CASH FLOWS--QUARTERS ENDING MARCH 31, 2007
           AND MARCH 31, 2006 AND PERIOD FROM AUGUST 4, 2003 (INCEPTION) TO
           MARCH 31, 2007                                                      5

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--MARCH 31, 2007          6

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS                                14

ITEM 3.    CONTROLS AND PROCEDURES                                            15

                           PART II--OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS                                                  16

ITEM 2.    UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS               16

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES                                    16

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                16

ITEM 5.    OTHER INFORMATION                                                  16

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                                   16

                          PART I--FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS


                    GULF COAST OIL & GAS, INC. AND SUBSIDIARY
            (FORMERLY OTISH MOUNTAIN DIAMOND COMPANY AND SUBSIDIARY)
                         (An Exploration Stage Company)

                                 BALANCE SHEETS
                      MARCH 31, 2007 AND DECEMBER 31, 2006

                                                             March 31,    December 31,
ASSETS                                                         2007          2006
                                                           -----------    -----------
Current Assets
      Cash in banks                                        $   599,117    $   573,438
      Accounts receivable -other                                  --             --
      Deferred financing                                       176,460        176,460
                                                           -----------    -----------
           Total Current Assets                                775,577        749,898
Fixed Assets
      Office equipment                                           7,537          7,537
      Oil equipment                                             49,897           --
                                                           -----------    -----------
                                                                57,434          7,537
      Less accumulated depreciation                             (6,276)        (4,254)
                                                           -----------    -----------
                                                                51,158          3,283
Other Assets
      Oil reserves less accumulated
           depletion of $18,323 and $0                         714,603           --
      Website costs less accumulated
           amortization of $1,184 and $1,150                       416            450
      Deferred financing - Non-current                         155,166        199,281
      Deposit on interest in unproved oil and gas leases       130,000        912,822
                                                           -----------    -----------
                                                             1,000,185      1,112,553
                                                           -----------    -----------
           Total Assets                                    $ 1,826,920    $ 1,865,734
                                                           ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
      Accounts payable                                     $    72,613    $    76,812
      Due to shareholder                                        56,119         47,119
      Accrued interest                                         216,052        166,912
      Accrued expenses                                          35,631         35,631
                                                           -----------    -----------
           Total Current Liabilities                           380,415        326,474
Long-Term Debt
      Notes payable                                          1,795,551      1,965,551
Derivative Liability Arising From Warrants                       8,333          8,333
Stockholders' Equity
      Series A Preferred stock, 1,000,000 shares
           authorized, 0 shares outstanding,
           par value $.001 per share                              --             --
      Common stock, 600,000,000 shares authorized,
           157,880,221 and 134,878,634 shares
           outstanding at respective period ends,
           par value $.001 per share                           157,880        134,879
      Additional contributed capital                         6,308,000      6,157,601
      Deficit accumulated during exploration stage          (7,146,580)    (7,050,425)
      Accumulated other comprehensive income                   273,419        273,419
      Stock subscription advances                               49,902         49,902
                                                           -----------    -----------
                                                              (357,379)      (434,624)
                                                           -----------    -----------
           Total Liabilities and Stockholders' Equity      $ 1,826,920    $ 1,865,734
                                                           ===========    ===========

                 See accompanying notes to financial statements.



                    GULF COAST OIL & GAS, INC. AND SUBSIDIARY
            (Formerly OTISH MOUNTAIN DIAMOND COMPANY AND SUBSIDIARY)
                         (An Exploration Stage Company)

                             STATEMENT OF OPERATIONS
          FOR THE QUARTER ENDING MARCH 31, 2007 AND THE QUARTER ENDING
           MARCH 31, 2006, AND FOR THE PERIOD BEGINNING AUGUST 4, 2003
                       (INCEPTION) THROUGH MARCH 31, 2007

                                                 MARCH 31,       MARCH 31,          SINCE
                                                   2007            2006           INCEPTION
                                              -------------    -------------    -------------

Revenues
      Sales                                   $      94,197    $        --      $      94,197
      Interest income                                 4,199            3,987           33,264
                                              -------------    -------------    -------------
                                                     98,396            3,987          127,461

Cost of sales
      Exploration costs                              20,105             --            179,730
                                              -------------    -------------    -------------
           Gross Profit                              78,291            3,987          (52,269)

Expenses
      Administrative                                174,446          120,632        6,951,405
                                              -------------    -------------    -------------
                                                    (96,155)        (116,645)      (7,003,674)

Other income and expenses
      Loss on sale of fixed assets                     --               --               (684)
      Gain on settlement of debt                       --               --             67,693
      Foreign exchange (loss) gain                     --               --            (16,689)
                                              -------------    -------------    -------------
                                                       --               --             50,320
                                              -------------    -------------    -------------
Loss from continuing operations                     (96,155)        (116,645)      (6,953,354)
                                              -------------    -------------    -------------

Discontinued operations
      Mineral rights abandoned                         --               --           (193,226)
                                              -------------    -------------    -------------

Net Loss                                            (96,155)        (116,645)      (7,146,580)
Other Comprehensive Income
      Decrease in fair value of derivatives            --           (732,609)         273,419
                                              -------------    -------------    -------------
Net Comprehensive Income  / (Loss)            $     (96,155)   $    (849,254)   $  (6,873,161)
                                              =============    =============    =============

Net loss per share                            $       (0.00)   $       (0.00)
Other comprehensive income per share          $        --               --
Average shares outstanding                      143,100,857      119,536,793

                 See accompanying notes to financial statements.


                    GULF COAST OIL & GAS, INC. AND SUBSIDIARY
            (Formerly OTISH MOUNTAIN DIAMOND COMPANY AND SUBSIDIARY)
                         (An Exploration Stage Company)

                             STATEMENT OF CASH FLOWS
                  FOR THE QUARTER ENDING MARCH 31, 2007 AND THE
                   QUARTER ENDING MARCH 31, 2006, AND FOR THE
       PERIOD BEGINNING AUGUST 4, 2003 (INCEPTION) THROUGH MARCH 31, 2007

                                                                MARCH 31,       MARCH 31,       SINCE
                                                                  2007            2006        INCEPTION
                                                               -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net loss for the period                                  $   (96,155)   $  (116,645)   $(7,146,580)
      Adjustments to reconcile net earnings to net
        cash provided (used) by operating activities:
          Depreciation                                               2,022           --           17,333
          Amortization                                              62,472         39,561        106,877
          Services paid by stock                                     1,700         13,346      5,447,795
          Mineral rights abandoned                                    --             --          195,226
        Changes in Current assets and liabilities:
          (Increase) Decrease in Accounts receivable - other          --              731           --
          (Increase) in Deferred financing                            --         (135,000)      (135,000)
          (Decrease) Increase in Accounts payable                   (2,500)        (3,859)        74,312
          Increase in Due to shareholder                             9,000           --           32,983
          Increase in Accrued interest                              49,140        166,912        216,052
          (Decrease) Increase in Accrued expenses                     --             --           58,767
                                                               -----------    -----------    -----------
          NET CASH (USED) BY
                OPERATING ACTIVITIES                                25,679       (241,427)    (1,132,235)
CASH FLOWS FROM INVESTING ACTIVITIES
      Purchase of Mineral rights                                      --             --          (91,534)
      Purchase of Interest in unproved oil and gas
         leases                                                       --             --         (912,822)
      Purchase of Website costs                                       --             --          (27,519)
      Purchase of Fixed assets                                        --             --          (24,267)
                                                               -----------    -----------    -----------
          NET CASH (USED) BY
                INVESTING ACTIVITIES                                  --             --       (1,056,142)
CASH FLOWS FROM FINANCING ACTIVITIES
      Redemption of Preferred stock                                   --             --             --
      Proceeds from Notes payable                                     --             --        2,000,000
      Sale of Common stock                                            --        1,000,000        737,400
      Stock subscription advances                                     --             --           49,902
                                                               -----------    -----------    -----------
          NET CASH PROVIDED BY
                FINANCING ACTIVITIES                                  --        1,000,000      2,787,302
                                                               -----------    -----------    -----------

NET INCREASE IN CASH                                                25,679        758,573        598,925
CASH FROM OTISH DIAMOND MERGER                                        --             --              192
CASH AT BEGINNING OF PERIOD                                        573,438         34,424           --
                                                               -----------    -----------    -----------
CASH AT END OF PERIOD                                          $   599,117    $   792,997    $   599,117
                                                               ===========    ===========    ===========

                 See accompanying notes to financial statements.

                    GULF COAST OIL & GAS, INC. AND SUBSIDIARY
                         (An Exploration Stage Company)


                          NOTES TO FINANCIAL STATEMENTS

                                 March 31, 2007


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

The Company's income statement at the date of merger was as follows:

                  Revenues                  $   -0-
                  Expenses:
                  Exploration costs         $  36,293
                  Administrative            $ 136,284
                  Net Loss                  $ 172,577

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

                                 March 31, 2007

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

On January 1, 2007, the Company issued 1,700,000 shares of common stock for consulting services valued at $1,700.

                    GULF COAST OIL & GAS, INC. AND SUBSIDIARY
                         (An Exploration Stage Company)


                          NOTES TO FINANCIAL STATEMENTS

                                 March 31, 2007

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

                                 March 31, 2007

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



On September 19, 2006, the Company paid $135,948.57 to bring the 3-C and 7-C wells into production as well as convert both the 2-C and 6-C wells on property to Salt Water disposal wells. It is the intent of the Company to offer Salt Water disposal services to neighboring companies as a side revenue generating service. In the first quarter of 2007, all the wells, except the Louisiana wells, generated revenues. Accordingly $49,897 was transferred to depreciable assets and $732,926 to Oil reserves.


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

                                 March 31, 2007



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

                                 March 31, 2007

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



On September 19, 2006, the Company paid $135,948.57 to bring the 3-C and 7-C wells into production as well as convert both the 2-C and 6-C wells on property to Salt Water disposal wells. It is the intent of the Company to offer Salt Water disposal services to neighboring companies as a side revenue generating service. In the first quarter of 2007, all the wells, except the Louisiana wells, generated revenues. Accordingly $49,897 was transferred to depreciable assets and $732,926 to Oil reserves.

                    GULF COAST OIL & GAS, INC. AND SUBSIDIARY
                         (An Exploration Stage Company)


                          NOTES TO FINANCIAL STATEMENTS

                                 March 31, 2007


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

In the first quarter of 2007, the Company exchanged 21,301,587 shares of common stock for the retirement of $170,000 of convertible notes payable.

Maturities of long term debt at December 31, 2006 were as follows:

                  2006              $    -0-
                  2007              $    -0-
                  2008              $    -0-
                  2009              $  1,965,551

                    GULF COAST OIL & GAS, INC. AND SUBSIDIARY
                         (An Exploration Stage Company)


                          NOTES TO FINANCIAL STATEMENTS

                                 March 31, 2007


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



NOTE 7 - RELATED PARTIES



The Company owes it present President $56,119 and $47,119 for compensation and expense reimbursement at March 31, 2007 and December 31, 2006, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

                        LIQUIDITY AND FINANCIAL CONDITION

At March 31, 2007, cash and cash equivalents were $599,117, an increase of $25,679 over December 31, 2006. Total liabilities at March 31, 2007 were $1,469,541 of which $380,415 were current liabilities. The remainder of the liabilities relate to the February and April, 2006 issuance of $2,000,000 of convertible debentures (the "Convertible Debentures") to three investors and recognition of a derivative liability arising from the warrants issued in that transaction.

As of March 31, 2007 we had a working capital surplus of $395,162 as compared to a working capital surplus of $423,424 at December 31, 2006. The decrease in working capital is attributable to an increase in accrued interest on the Convertible Debentures.

In the second and third quarters of 2006, the Company acquired interests in three exploratory oil and gas wells located within one mile of each other in Corpus Christi, Texas. Each of the three wells has recently been placed into production. As of March 31, 2007, the Company had recognized revenues of $94,197 relating to this production.

The Company achieved positive cash flow of $25,679 in the first quarter of 2007. The Company believes that revenues from oil and gas production will be sufficient to meet its overhead expenses for at least the next twelve to eighteen months.

                              RESULTS OF OPERATIONS


                        THREE MONTHS ENDED MARCH 31, 2007
                  COMPARED TO THREE MONTHS ENDED MARCH 31, 2006

REVENUES

The Company did not generate any revenues in the quarter ended March 31, 2006 (other than interest income). The revenues for the three months ending March 31, 2007 were $98,396, consisting of $94,197 from distributions from the Company's interest in three producing oil and gas wells in Corpus Christi, Texas and interest income of $4,199.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses during the quarter ended March 31, 2007 increased to $174,446 from $120,632 in the same period in 2006. This increase was primarily due an increase in salaries and consulting fees as the Company prepares to implement its business plan and an increase in interest costs from the convertible debenture financing.

NET GAIN/LOSS TO COMMON SHAREHOLDERS

Net operating loss to common shareholders was ($96,155) or ($0.00) per share for the quarter ended March 31, 2007 as compared to a net operating loss of ($116,645) or $0.00 for the quarter ended March 31, 2006. The decrease in net loss primarily results from the Company's receipt of production related revenues in the quarter ended March 31, 2007 which, after deducting exploration costs attributable to the production, more than offset the increase in general and administrative costs set forth above.

ACCUMULATED DEFICIT

Since inception, we have incurred substantial operating losses and may incur substantial additional operating losses over the next several years. As of March 31, 2007, our accumulated deficit was $7,146,580.


ITEM 3. CONTROLS AND PROCEDURES

As of March 31, 2007, an evaluation was carried out under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that the Company file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. No changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses, occurred during the fist quarter of fiscal 2007 or subsequent to the date of the evaluation by its management thereof.

                                    PART II.
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

In January of 2007, the Company issued 1,700,000 shares to a consultant in exchange for consulting services valued at $1,700. These shares were issued pursuant to a Section 4(2) exemption under the Securities Act of 1933, as amended.

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

(b) Reports on Form 8-K. During the quarter ending March 31, 2007, the Company filed the following reports on Form 8-K:

None

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: May 21, 2007               GULF COAST OIL & GAS, INC.



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