Form 10QSB
period 2007-06-30
Gulf Coast Oil & Gas Inc.
filed 2007-08-20
CIK 1108943

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

  (Mark One)
  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

         FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 15, 2007, 480,445,888 shares of common stock.

Transitional Small Business Disclosure Format (check one):    Yes [ ]   No [X]

SEC2334(9-05)     PERSONS WHO ARE TO RESPOND TO THE COLLECTION OF INFORMATION
                  CONTAINED IN THIS FORM ARE NOT REQUIRED TO RESPOND UNLESS THE
                  FORM DISPLAYS A CURRENT VALID OMB CONTROL NUMBER.

                    GULF COAST OIL & GAS, INC. AND SUBSIDIARY
                                   FORM 10-QSB
                       FOR THE QUARTER ENDED JUNE 30, 2007

                                      INDEX


                                                                           PAGE
                          PART 1--FINANCIAL INFORMATION

  ITEM 1.         FINANCIAL STATEMENTS

                  BALANCE SHEETS-- JUNE 30, 2007 AND DECEMBER 31, 2006

                  STATEMENTS OF OPERATIONS - THREE AND SIX
                  MONTHS ENDING JUNE 30, 2007 AND JUNE 30,
                  2006, AND PERIOD FROM AUGUST 4, 2003
                  (INCEPTION) TO JUNE 30, 2007

                  STATEMENT OF CASH FLOWS-- THREE AND SIX
                  MONTHS ENDING JUNE 30, 2007 AND JUNE 30,
                  2006 AND PERIOD FROM AUGUST 4, 2003
                  (INCEPTION) TO JUNE 30, 2007

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--JUNE 30, 2007

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3.           CONTROLS AND PROCEDURES

                           PART II--OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5.           OTHER INFORMATION

ITEM 6.           EXHIBITS

                          PART I--FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                    GULF COAST OIL & GAS, INC. AND SUBSIDIARY
                         (AN EXPLORATION STAGE COMPANY)
                                 BALANCE SHEETS
                       JUNE 30, 2007 AND DECEMBER 31, 2006

                                                             JUNE 30,       DECEMBER 31,
                                ASSETS                        2007              2006
                                                             -----            ----
Current Assets
      Cash in banks                                        $   450,631    $   573,438
      Accounts receivable -other                                  --             --
      Deferred financing                                       176,460        176,460
                                                           -----------    -----------
           Total Current Assets                                627,091        749,898
Fixed Assets
      Office equipment                                           7,537          7,537
      Oil equipment                                             49,897           --
                                                           -----------    -----------
                                                                57,434          7,537
      Less accumulated depreciation                             (8,298)        (4,254)
                                                           -----------    -----------
                                                                49,136          3,283
Other Assets
      Oil reserves less accumulated
           depletion of $36,646 and $0                         696,280           --
      Website costs less accumulated
           amortization of $1,184 and $1,150                       382            450
      Deferred financing - Non-current                         111,051        199,281
      Deposit on interest in unproved oil and gas leases       269,176        912,822
                                                           -----------    -----------
                                                             1,076,889      1,112,553
                                                           -----------    -----------
           Total Assets                                    $ 1,753,116    $ 1,865,734
                                                           ===========    ===========

      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
      Accounts payable                                     $    63,898    $    76,812
      Due to shareholder                                        62,619         47,119
      Accrued interest                                         265,192        166,912
      Accrued expenses                                          35,631         35,631
                                                           -----------    -----------
           Total Current Liabilities                           427,340        326,474
Long-Term Debt
      Notes payable                                          1,518,502      1,965,551

Derivative Liability Arising From Warrants                        --            8,333
Stockholders' Equity
      Series A Preferred stock, 1,000,000 shares
           authorized, 0 shares outstanding,

           par value $.001 per share                              --             --
      Common stock, 1,000,000,000 shares authorized,
           246,608,878 and 134,878,634 shares
           outstanding at respective period ends,
           par value $.001 per share                           246,609        134,879
      Additional contributed capital                         6,492,920      6,157,601
      Deficit accumulated during exploration stage          (7,263,909)    (7,050,425)
      Accumulated other comprehensive income                   281,752        273,419
      Stock subscription advances                               49,902         49,902
                                                           -----------    -----------
                                                              (192,726)      (434,624)
                                                           -----------    -----------
           Total Liabilities and Stockholders' Equity      $ 1,753,116    $ 1,865,734
                                                           ===========    ===========

                 See accompanying notes to financial statements.



                    GULF COAST OIL & GAS, INC. AND SUBSIDIARY
                         (AN EXPLORATION STAGE COMPANY)
                             STATEMENT OF OPERATIONS
       FOR THE THREE AND SIX MONTHS ENDING JUNE 30, 2007 AND JUNE 30, 2006
           AND PERIOD FROM AUGUST 4, 2003 (INCEPTION) TO JUNE 30, 2007

                                                QUARTER          QUARTER        SIX-MONTHS       SIX-MONTHS
                                                ENDING            ENDING          ENDING           ENDING
                                               JUNE 30,           JUNE 30,        JUNE 30,         JUNE 30,          SINCE
                                                 2007              2006             2007            2006          INCEPTION
                                             -------------    -------------    -------------    -------------    -------------
Revenues
     Sales                                   $      56,479    $        --      $     150,676    $        --      $     150,676
     Interest income                                 4,553           11,203            8,752           15,170           37,817
                                             -------------    -------------    -------------    -------------    -------------
                                                                                      61,032          159,428          188,493

Cost of sales
     Exploration costs                              16,541             --             36,646             --            196,271
                                             -------------    -------------    -------------    -------------    -------------
          Gross Profit                              44,491           11,203          122,782           15,170           (7,778)

Expenses
     Administrative                                161,820          115,297          336,266          235,931        7,113,225
                                             -------------    -------------    -------------    -------------    -------------

                                                  (117,329)        (104,094)        (213,484)        (220,761)      (7,121,003)

Other income and expenses
     Loss on sale of fixed assets                     --               --               --               --               (684)
     Gain on settlement of debt                       --               --               --               --             67,693
     Foreign exchange (loss) gain                     --               --               --               --            (16,689)
                                             -------------    -------------    -------------    -------------    -------------
                                                      --                                                                50,320
                                             -------------                                                       -------------

Loss from continuing operations                   (117,329)        (104,094)        (213,484)        (220,761)      (7,070,683)
                                             -------------    -------------    -------------    -------------    -------------

Discontinued operations
    Mineral rights abandoned                          --               --               --               --           (193,226)
                                             -------------    -------------    -------------    -------------    -------------


Net Loss                                          (117,329)        (104,094)        (213,484)        (220,761)      (7,263,909)
Other Comprehensive Income
    Increase in fair value of derivatives             --            732,609             --               --

     Decrease in fair value of derivatives           8,333             --              8,333             --            281,752
                                             -------------    -------------    -------------    -------------    -------------
Net Comprehensive Income  / (Loss)           $    (108,996)   $     628,515    $    (205,151)   $    (220,761)   $  (6,982,157)
                                             =============    =============    =============    -------------    =============

Net loss per share                           $       (0.00)   $       (0.00)   $       (0.00)   $       (0.00)
Other comprehensive income per share         $        0.00    $        0.01    $        0.00    $       (0.00)
Average shares outstanding                     186,491,011      119,536,793      165,190,243      119,536,793



                 See accompanying notes to financial statements.



                    GULF COAST OIL & GAS, INC. AND SUBSIDIARY
                         (AN EXPLORATION STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
       FOR THE THREE AND SIX MONTHS ENDING JUNE 30, 2007 AND JUNE 30, 2006
           AND PERIOD FROM AUGUST 4, 2003 (INCEPTION) TO JUNE 30, 2007

                                                            QUARTER         QUARTER      SIX-MONTHS    SIX-MONTHS
                                                             ENDING         ENDING         ENDING        ENDING
                                                            JUNE 30,        JUNE 30,       JUNE 30,      JUNE 30,         SINCE
                                                             2007            2006           2007           2006         INCEPTION
                                                           -----------    -----------    -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss for the period                               $  (117,329)   $  (104,094)   $  (213,484)   $  (220,761)   $(7,263,909)
     Adjustments to reconcile net earnings to net
       cash provided (used) by operating activities:
         Depreciation                                            2,022                         4,044           --           19,355

         Amortization                                           62,472                       124,944         25,526        169,349
         Services paid by stock                                   --             --            1,700                     5,447,795
         Mineral rights abandoned                                 --             --             --                         195,226
       Changes in Current assets and liabilities:
         (Increase) decrease in Accounts receivable - other       --             --                             731           --
         (Increase) in Deferred financing                         --         (126,992)          --         (261,992)      (135,000)
         (Decrease) Increase in Accounts payable               (12,114)         2,479        (14,614)        (1,358)        62,198
         Increase in Due to shareholder                          6,500                        15,500                        39,483
         Increase in Accrued interest                           49,140                        98,280                       265,192
         (Decrease) Increase in Accrued expenses                  --             --             --             --           58,767
                                                           -----------    -----------    -----------    -----------    -----------
         NET CASH (USED) BY
      OPERATING ACTIVITIES                                      (9,309)      (216,427)        16,370       (457,854)    (1,141,544)
CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of Mineral rights                                   --             --             --             --          (91,534)
     Purchase of Interest in unproved oil and gas
        leases                                                (139,177)      (262,500)      (139,177)      (262,500)    (1,051,999)
     Purchase of Website costs                                    --             --             --             --          (27,519)

     Purchase of Fixed assets                                     --             --             --             --          (24,267)
                                                            -----------    -----------    -----------    -----------    -----------
         NET CASH (USED) BY
      INVESTING ACTIVITIES                                    (139,177)      (262,500)      (139,177)      (262,500)    (1,195,319)
CASH FLOWS FROM FINANCING ACTIVITIES
     Redemption of Preferred stock                                --                             --                           --
     Proceeds from Notes payable                                  --                             --                      2,000,000
     Sale of Common stock                                         --         1,000,000         --         2,000,000        737,400

     Stock subscription advances                                  --             --             --             --           49,902
                                                            -----------    -----------    -----------    -----------    ---------
         NET CASH PROVIDED BY
               FINANCING ACTIVITIES                               --             --                       2,000,000      2,787,302
                                                            -----------    -----------    -----------    -----------    ---------


NET INCREASE IN CASH                                          (148,486)                      (122,807)     1,279,646       450,439

CASH FROM OTISH DIAMOND MERGER                                    --                                                           192

CASH AT BEGINNING OF PERIOD                                    599,117        792,997        573,438         34,424           --
                                                            -----------    -----------    -----------    -----------    ---------
CASH AT END OF PERIOD                                      $   450,631    $ 1,314,070    $   450,631    $ 1,314,070    $   450,631
                                                           ===========    ===========    ===========    ===========    ===========

                 See accompanying notes to financial statements.

                    GULF COAST OIL & GAS, INC. AND SUBSIDIARY
                         (An Exploration Stage Company)


                          NOTES TO FINANCIAL STATEMENTS

                                  June 30, 2007


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

                                  June 30, 2007

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

                                  June 30, 2007

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

                                  June 30, 2007

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

                                  June 30, 2007



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

                                  June 30, 2007

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

During the second quarter 2007 the Company invested $139,177 on oil & gas property. In the first quarter of 2007, all the wells, except the Louisiana wells generated revenues. Accordingly $49,897 was transferred to depreciable assets and $732,926 to Oil reserves.

                    GULF COAST OIL & GAS, INC. AND SUBSIDIARY
                         (An Exploration Stage Company)


                          NOTES TO FINANCIAL STATEMENTS

                                  June 30, 2007


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

In the second quarter of 2007, the Company exchanged 88,728,878 shares of common stock for the retirement of $277,049 of convertible notes payable.

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

                                  June 30, 2007


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



NOTE 7 - RELATED PARTIES



The Company owes its present President $62,619 and $47,119 for compensation and expense reimbursement at June 30, 2007 and December 31, 2006, respectively.

                    GULF COAST OIL & GAS, INC. AND SUBSIDIARY
                         (An Exploration Stage Company)


                          NOTES TO FINANCIAL STATEMENTS

                                  June 30, 2007





NOTE 8 - GOING CONCERN

The Company has not generated significant revenues or profits to date. This factor among others may indicate the Company will be unable to continue as a going concern. The Company's continuation as a going concern depends upon its ability to generate sufficient cash flow to conduct its operations and its ability to obtain additional sources of capital and financing. Management feels the revenue flow from the wells will generate the necessary working capital needed in 2007. Management also feels with the revenues and related income there will be an increase in the Company's stock price thereby causing a portion of the outstanding warrants to be exercised and thereby raising additional capital. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

                        LIQUIDITY AND FINANCIAL CONDITION

At June 30, 2007, cash and cash equivalents were $ 450,631, a decrease of $122,807 over December 31, 2006. Total liabilities at June 30, 2007 were $1,945,842, of which $427,340 were current liabilities. The remainder of the liabilities relate to the February and April, 2006 issuance of $2,000,000 of convertible debentures (the "Convertible Debentures") to three investors and recognition of a derivative liability arising from the warrants issued in that transaction.

As of June 30, 2007 we had a working capital surplus of $199,751 as compared to a working capital surplus of $423,424 at December 31, 2006. The decrease in working capital is attributable to an increase in accrued interest on the Convertible Debentures and a decrease in cash as a result of the expenditure of $139,117 in connection with the Corpus Christi Project (described below) in order to improve the ability of that project to dispose of salt water and therefore increase the efficiency of the production at those wells.

In the second and third quarters of 2006, the Company acquired interests in three exploratory oil and gas wells located within one mile of each other in Corpus Christi, Texas. Each of the three wells is currently in production. As of June 30, 2007, the Company had recognized revenues of $150,676 relating to this production.

After deducting the expenditure of $139,177 as an investment in the Corpus Christi Project, the Company's cash flow was close to break even in the second quarter. The Company believes that revenues from oil and gas production will be sufficient to meet its overhead expenses for at least the next twelve to eighteen months.

                              RESULTS OF OPERATIONS

                         SIX MONTHS ENDED JUNE 30, 2007
                   COMPARED TO SIX MONTHS ENDED JUNE 30, 2006

REVENUES

The Company did not generate any revenues in the six months ended June 30, 2006 (other than interest income). The revenues for the six months ending June 30, 2007 were $159,428, consisting of $150,676 from distributions from the Company's interest in three producing oil and gas wells in Corpus Christi, Texas and interest income of $8,752.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses during the six months ended June 30, 2007 increased to $336,266 from $235,931 in the same period in 2006. This increase was primarily due an increase in salaries and consulting fees as the Company is now implementing its business plan and increased amortization and depreciation costs.

NET GAIN/LOSS TO COMMON SHAREHOLDERS

Net operating loss to common shareholders was ($213,484) or ($0.00) per share for the six months ended June 30, 2007 as compared to a net operating loss of ($220,761) or ($0.00) for the six months ended June 30, 2006. The decrease in net loss primarily results from the Company's receipt of production related revenues in the six months ended June 30, 2007 which, after deducting exploration costs attributable to the production, more than offset the increase in general and administrative costs set forth above.

ACCUMULATED DEFICIT

Since inception, we have incurred substantial operating losses and may incur substantial additional operating losses over the next several years. As of June 30, 2007, our accumulated deficit was ($7,263,909).


ITEM 3. CONTROLS AND PROCEDURES

As of June 30, 2007, an evaluation was carried out under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that the Company file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. No changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses, occurred during the second quarter of fiscal 2007 or subsequent to the date of the evaluation by its management thereof.

                                    PART II.
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

None

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


Date: August 20, 2007           GULF COAST OIL & GAS, INC.



                                BY:      /S/ RAHIM RAYANI
                                   ------------------------------------------
                                   Rahim Rayani
                                   Chief Executive Officer and President
                                   (Principal Executive Officer)



                                BY:      /S/ RAHIM RAYANI
                                   -------------------------------------------
                                    Rahim Rayani
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)