Form 10QSB
period 2007-09-30
Gulf Coast Oil & Gas Inc.
filed 2007-11-19
CIK 1108943

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

  (Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

        FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 12, 2007, 538,445,888 shares of common stock.

Transitional Small Business Disclosure Format (check one):  Yes [ ] No [X]

SEC2334(9-05)     PERSONS WHO ARE TO RESPOND TO THE COLLECTION OF INFORMATION
                  CONTAINED IN THIS FORM ARE NOT REQUIRED TO RESPOND UNLESS THE
                  FORM DISPLAYS A CURRENT VALID OMB CONTROL NUMBER.

                    GULF COAST OIL & GAS, INC. AND SUBSIDIARY
                                   FORM 10-QSB
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2007

                                      INDEX


                                                                           PAGE
                          PART 1--FINANCIAL INFORMATION

    ITEM 1.   FINANCIAL STATEMENTS

              Balance Sheets-- September 30, 2007 and December 31, 2006        3

              Statements of Operations - Three and Nine
              Months Ending September 30, 2007 and
              September 30, 2006, and period from
              August 4, 2003 (inception) to
              September 30, 2007                                               4

              Statement of Cash Flows-- Three and Nine
              Months Ending September 30, 2007 and
              September 30, 2006 and period from August
              4, 2003 (inception) to September 30, 2007                        5

              Notes to Consolidated Financial Statements--
              September 30, 2007                                               6

  ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS                                       15

  ITEM 3.     CONTROLS AND PROCEDURES                                         16

                           PART II--OTHER INFORMATION

  ITEM 1.     LEGAL PROCEEDINGS                                               17

  ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS     17

  ITEM 3.     DEFAULTS UPON SENIOR SECURITIES                                 17

  ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS             17

  ITEM 5.     OTHER INFORMATION                                               17

  ITEM 6.     EXHIBITS                                                        17

                          PART I--FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS


                    GULF COAST OIL & GAS, INC. AND SUBSIDIARY
                         (AN EXPLORATION STAGE COMPANY)
                                 BALANCE SHEETS
                    SEPTEMBER 30, 2007 AND DECEMBER 31, 2006

                                                           SEPTEMBER 30,  DECEMBER 31,
                                ASSETS                        2007            2006
                                                           -----------    -----------
Current Assets
      Cash in banks                                        $   351,777    $   573,438

      Accounts receivable -other                                  --             --
      Deferred financing                                       176,460        176,460
                                                           -----------    -----------
           Total Current Assets                                528,237        749,898
Fixed Assets
      Office equipment                                           7,537          7,537
      Oil equipment                                             49,897           --
                                                           -----------    -----------
                                                                57,434          7,537
      Less accumulated depreciation                            (10,320)        (4,254)
                                                           -----------    -----------
                                                                47,114          3,283
Other Assets
      Oil reserves less accumulated
           depletion of $54,969 and $0                         677,957           --
      Website costs less accumulated
           amortization of $1,218 and $1,150                       342            450
      Deferred financing - Non-current                          66,936        199,281
      Deposit on interest in unproved oil and gas leases       269,176        912,822
                                                           -----------    -----------
                                                             1,014,411      1,112,553
                                                           -----------    -----------
           Total Assets                                    $ 1,589,762    $ 1,865,734
                                                           ===========    ===========

      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
      Accounts payable                                     $    62,197    $    76,812
      Due to shareholder                                        67,119         47,119
      Accrued interest                                         311,846        166,912
      Accrued expenses                                          35,631         35,631
                                                           -----------    -----------
           Total Current Liabilities                           476,793        326,474
Long-Term Debt
      Notes payable                                            645,280      1,965,551

Derivative Liability Arising From Warrants                        --            8,333
Stockholders' Equity
      Series A Preferred stock, 1,000,000 shares
           authorized, 0 shares outstanding,

           par value $.001 per share                              --             --
      Common stock, 1,000,000,000 shares authorized,
           538,445,888 and 134,878,634 shares
           outstanding at respective period ends,
           par value $.001 per share                           538,446        134,879
      Additional contributed capital                         7,026,001      6,157,601
      Deficit accumulated during exploration stage          (7,428,412)    (7,050,425)
      Accumulated other comprehensive income                   281,752        273,419
      Stock subscription advances                               49,902         49,902
                                                           -----------    -----------
                                                               467,689       (434,624)
                                                           -----------    -----------
           Total Liabilities and Stockholders' Equity        1,589,762    $ 1,865,734
                                                           ===========    ===========

                 See accompanying notes to financial statements.


                    GULF COAST OIL & GAS, INC. AND SUBSIDIARY
                         (AN EXPLORATION STAGE COMPANY)

                             STATEMENT OF OPERATIONS
 FOR THREE AND NINE MONTHS ENDING SEPTEMBER 30, 2007 AND SEPTEMBER 30, 2006, AND FROM AUGUST 4, 2003 (INCEPTION)
                        TO SEPTEMBER 30, 2007 (UNAUDITED)

                                               QUARTER         QUARTER        NINE-MONTHS      NINE-MONTHS
                                               ENDING          ENDING            ENDING          ENDING
                                              SEPTEMBER       SEPTEMBER         SEPTEMBER       SEPTEMBER          SINCE
                                               30, 2007       30, 2006          30, 2007         30, 2006         INCEPTION
                                            -------------    -------------    -------------    -------------    -------------
     Revenues
                 Sales                      $      24,706    $        --      $     175,382    $        --      $     175,382
                 Interest income                    2,946            8,644           11,698           23,814           40,763
                                            -------------    -------------    -------------    -------------    -------------
                                                   27,652            8,644          187,080           23,814          216,145
     Cost of Sales

               Exploration Costs                   18,323             --             54,969             --            214,594
                                            -------------    -------------    -------------    -------------    -------------
              Gross Profit                          9,329            8,644          132,111           23,814            1,551


     Expenses
                Administrative                    173,831          153,574          510,097          389,505        7,287,056
                                            -------------    -------------    -------------    -------------    -------------

                                                 (164,502)        (144,930)        (377,986)        (365,691)       7,285,505
                                            -------------    -------------    -------------    -------------    -------------


Other income and expenses

     Loss on sale of fixed assets                    --               --               --               --               (684)
     Gain on settlement of debt                      --               --               --               --             67,693
     Foreign exchange (loss) gain                    --               --               --               --            (16,689)
                                            -------------    -------------    -------------    -------------    -------------
                                                     --               --               --               --             50,320
                                            -------------    -------------    -------------    -------------    -------------

Loss from continuing operations                  (164,502)        (144,930)        (377,986)        (365,691)      (7,235,185)
                                            -------------    -------------    -------------    -------------    -------------

Discontinued operations
     Mineral rights abandoned                        --               --               --               --           (193,226)
                                            -------------    -------------    -------------    -------------    -------------

Net Loss                                         (164,502)        (144,930)        (377,986)        (365,691)      (7,428,411)
                                            -------------    -------------    -------------    -------------    -------------

Other Comprehensive Income
                                                                                                                      281,752
    Decrease in fair value of derivatives            --             (7,643)           8,333           (7,643)
                                            -------------    -------------    -------------    -------------    -------------
     Net Comprehensive Income/(Loss)             (164,502)   $    (152,573)        (369,653)   $    (373,334)   $  (7,146,659)
                                            -------------    -------------    -------------    -------------    -------------


Net loss per share                                           $       (0.00)   $       (0.00)   $       (0.00)   $       (0.00)
Other comprehensive income per share                 --                       $       (0.00)   $       (0.00)   $       (0.00)

Average shares outstanding                    246,608,888      119,685,603      192,329,798      119,585,396



                                  See accompanying notes to financial statements.


                    GULF COAST OIL & GAS, INC. AND SUBSIDIARY
                         (AN EXPLORATION STAGE COMPANY)

                             STATEMENT OF CASH FLOWS
                 FOR THE THREE AND NINE MONTHS ENDING SEPTEMBER
                   30, 2007 AND SEPTEMBER 30, 2006, AND PERIOD
                  FROM AUGUST 4, 2003 (INCEPTION) TO SEPTEMBER
                              30, 2007 (UNAUDITED)


                                                               QUARTER         QUARTER      NINE-MONTHS    NINE-MONTHS
                                                               ENDING           ENDING         ENDING         ENDING
                                                              SEPTEMBER       SEPTEMBER       SEPTEMBER     SEPTEMBER        SINCE
                                                              30, 2007         30, 2006      30, 2007       30, 2006       INCEPTION
                                                        -----------    -----------    -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss for the period                            $  (164,503)   $  (144,930)   $  (377,987)      (365,691)   $(7,428,412)
     Adjustments to reconcile net earnings to net
       cash provided (used) by operating activities:
         Depreciation                                         2,022            689          6,066            689         21,377
         Amortization                                        62,478          6,240        187,422         31,766        231,827
         Services paid by stock                                --             --            1,700           --        5,447,795
         Mineral rights abandoned                              --             --             --             --          195,226
       Changes in Current assets and liabilities:
         (Increase) decrease in Accounts receivable -
     other                                                     --             --             --              731           --
         (Increase) in Deferred financing                      --           24,954           --         (237,038)      (135,000)
         (Decrease) Increase in Accounts payable                 (5)        (2,001)       (14,619)        (3,359)        62,193
         Increase in Due to shareholder                       4,500           --           20,000           --           43,983
         Increase in Accrued interest                        46,654           --          144,934           --          311,846
         (Decrease) Increase in Accrued expenses               --           37,000           --           37,000         58,767
                                                        -----------    -----------    -----------    -----------    -----------
         NET CASH (USED) BY
      OPERATING ACTIVITIES                                  (48,854)       (78,048)       (32,484)      (535,902)    (1,190,398)
CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of Mineral rights                                --             --             --             --          (91,534)
     Purchase of Interest in unproved oil and gas
        leases                                                 --         (528,322)      (139,177)      (790,822)    (1,051,999)
     Purchase of Website costs                                 --             --             --             --          (27,519)
     Purchase of Fixed assets                                  --           (3,987)          --           (3,987)       (24,267)
                                                        -----------    -----------    -----------    -----------    -----------
         NET CASH (USED) BY
      INVESTING ACTIVITIES                                     --             --         (139,177)      (794,809)    (1,195,319)
CASH FLOWS FROM FINANCING ACTIVITIES
     Payments on Notes payable                              (50,000)          --          (50,000)          --          (50,000)
     Proceeds from Notes payable                               --             --             --             --        2,000,000
     Sale of Common stock/convertible debentures               --             --             --         2,000,000       737,400
     Stock subscription advances                               --             --             --             --           49,902
                                                        -----------    -----------    -----------    -----------    -----------
         NET CASH PROVIDED BY
               FINANCING ACTIVITIES                         (50,000)          --          (50,000)     2,000,000      2,737,302
                                                        -----------    -----------    -----------    -----------    -----------
NET INCREASE IN CASH                                        (98,854)      (610,357)      (221,661)       669,289        351,585
CASH FROM OTISH DIAMOND MERGER                                 --             --             --             --              192
CASH AT BEGINNING OF PERIOD                                 450,631      1,314,070        573,438         34,424           --
                                                        -----------    -----------    -----------    -----------    -----------
CASH AT END OF PERIOD                                   $   351,777    $   703,713    $   351,777    $   703,713    $   351,777
                                                        ===========    ===========    ===========    ===========    ===========

                                  See accompanying notes to financial statements.

                    GULF COAST OIL & GAS, INC. AND SUBSIDIARY
                         (An Exploration Stage Company)


                          NOTES TO FINANCIAL STATEMENTS

                               September 30, 2007


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

                               September 30, 2007

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

                               September 30, 2007

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

                    GULF COAST OIL & GAS, INC. AND SUBSIDIARY
                         (An Exploration Stage Company)


                          NOTES TO FINANCIAL STATEMENTS

                               September 30, 2007

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED



In August 2006, the Company paid $30,000 to renew the lease in Louisiana for two additional years.



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



On August 15, 2006, the Company paid a deposit of $108,251 on oil & gas property, namely, the Weil 3-C, in Corpus Christi, Texas. Under the agreement, the Company acquired an undivided 28% working interest and a 21% net revenue interest in the Weil 3-C well for a 46.66% billing interest.



On August 31, 2006, The Company paid a deposit of $134,520.78 on oil & gas property, namely, the Weil 7-C, in Corpus Christi, Texas. Under the agreement, the Company acquired an undivided 28% working interest and a 21% net revenue interest in the Well 7-C well for a 46.66% billing interest.



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

                               September 30, 2007



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

                               September 30, 2007

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



In August 2006, the Company paid $30,000 to renew the lease in Louisiana for two additional years.



On May 9, 2006, the Company paid a deposit of $262,500 on oil and gas property (the Weil 8-C) in Corpus Christi, Texas. Under the agreement, the Company acquired an undivided 28% working interest and a 21% net revenue interest in the Weil 8-C well for a 46.66% billing interest.



On August 1, 2006, the Company paid $104,533 to hookup the 3-C to bring the well production ready. The facility had not been placed into service at December 31, 2006. When placed into service the asset will be moved from investments to fixed assets and depreciated on a straight-line basis over a seven year life.



On August 15, 2006, the Company paid a deposit of $108,251 on oil & gas property, namely, the Weil 3-C, in Corpus Christi, Texas. Under the agreement, the Company acquired an undivided 28% working interest and a 21% net revenue interest in the Weil 3-C well for a 46.66% billing interest.

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

In the first quarter of 2007, all the wells, except the Louisiana wells generated revenues. Accordingly $49,897 was transferred to depreciable assets and $732,926 to Oil reserves. During the second quarter of 2007, the Company invested $139,177 in the Corpus Christi project to improve the efficiency of the wells.

                    GULF COAST OIL & GAS, INC. AND SUBSIDIARY
                         (An Exploration Stage Company)


                          NOTES TO FINANCIAL STATEMENTS

                               September 30, 2007
NOTE 4 - NOTES PAYABLE



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

In the third quarter of 2007, the Company exchanged 291,837,000 shares of common stock for the retirement of $823,222 of convertible notes payable.

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

                               September 30, 2007


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



NOTE 7 - RELATED PARTIES



The Company owes its present President $67,119 and $47,119 for compensation and expense reimbursement at September 30, 2007 and December 31, 2006, respectively.

                    GULF COAST OIL & GAS, INC. AND SUBSIDIARY
                         (An Exploration Stage Company)


                          NOTES TO FINANCIAL STATEMENTS

                               September 30, 2007


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

                        LIQUIDITY AND FINANCIAL CONDITION

At September 30, 2007, cash and cash equivalents were $ 351,777, a decrease of $221,661 over December 31, 2006. Total liabilities at September 30, 2007 were $1,589,762, of which $476,793 were current liabilities. The remainder of the liabilities relate to the February and April, 2006 issuance of $2,000,000 of convertible debentures (the "Convertible Debentures") to three investors and recognition of a derivative liability arising from the warrants issued in that transaction.

In the second and third quarters of 2006, the Company acquired interests in three exploratory oil and gas wells located within one mile of each other in Corpus Christi, Texas. Each of the three wells is currently in production. As of September 30, 2007, the Company had recognized revenues of $175,382 relating to this production.

As of September 30, 2007 we had a working capital surplus of $51,444, as compared to a working capital surplus of $423,424 at December 31, 2006. The decrease in working capital is attributable to an increase in accrued interest on the Convertible Debentures and a decrease in cash. The decrease in cash is largely attributable to expenditures in connection with the Corpus Christi Project made to improve the project's salt water disposal and therefore increase the efficiency of production.

The Company believes that revenues from oil and gas production will be sufficient to meet its overhead expenses for at least the next twelve months.

                              RESULTS OF OPERATIONS

                      NINE MONTHS ENDED SEPTEMBER 30, 2007
                COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2006

REVENUES

The Company did not generate any revenues in the nine months ended September 30, 2006 (other than interest income). The revenues for the nine months ending September 30, 2007 were $187,080, consisting of $175,382 from distributions from the Company's interest in three producing oil and gas wells in Corpus Christi, Texas and interest income of $11,698.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses during the nine months ended September 30, 2007 increased to $510,097 from $389,505 in the same period in 2006. This increase was primarily due to an increase in salaries and consulting fees as the Company is now implementing its business plan and increased amortization and depreciation costs.

NET GAIN/LOSS TO COMMON SHAREHOLDERS

Net operating loss to common shareholders was ($377,986) or ($0.00) per share for the nine months ended September 30, 2007 as compared to a net operating loss of ($365,691) or ($0.00) for the nine months ended September 30, 2006. The increase in net loss primarily results from the Company's increase in general and administrative costs set forth above.

ACCUMULATED DEFICIT

Since inception, we have incurred substantial operating losses and may incur substantial additional operating losses over the next several years. As of September 30, 2007, our accumulated deficit was ($7,428,412).


ITEM 3. CONTROLS AND PROCEDURES

As of September 30, 2007, an evaluation was carried out under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that the Company file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. No changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses, occurred during the third quarter of fiscal 2007 or subsequent to the date of the evaluation by its management thereof.

                                    PART II.
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

None.

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


Date: November 19, 2007                     GULF COAST OIL & GAS, INC.



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