Form 10KSB
period 2007-12-31
Gulf Coast Oil & Gas Inc.
filed 2008-04-15
CIK 1108943

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                   FORM 10-KSB

                             ----------------------

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

      FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

        FOR THE TRANSITION PERIOD FROM              TO
                                       ------------    ------------

                       COMMISSION FILE NUMBER: 000-32747

                           GULF COAST OIL & GAS, INC.

                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)
                             ----------------------

                 NEVADA                             98-0128688
     (State or other jurisdiction of             (I.R.S. Employer
     incorporation or organization)            Identification No.)

       5847 SAN FELIPE, SUITE 1700                    77057
               HOUSTON, TX                          (Zip Code)
(Address of principal executive offices)

Issuer's Telephone Number:          (713) 589-4620
Securities registered under Section 12(b) of the Exchange Act:  NONE.
Securities registered under Section 12(g) of the Exchange Act:
                                                   COMMON STOCK, PAR VALUE $.001
                                (Title of class)
                             ----------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

State issuer's revenues for its most recent fiscal year: $223,462

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: approximately $285,165 as of April 8, 2008. The aggregate market value was based upon 950,552,788 shares held by non-affiliates and the closing price of $0.0003 per share for common stock on the Over-the-Counter Bulletin Board as of April 8, 2008.

                   (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. YES [ ] NO [ ]

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 967,052,788 as of April 8, 2008.

                      (DOCUMENTS INCORPORATED BY REFERENCE)

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part 1, Part II, etc.) into which the document is incorporated: (1) any annual report to security-holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990). NONE

Transitional Small Business Disclosure Format:     YES [ ] NO [X]

                           GULF COAST OIL & GAS, INC.
                                   FORM 10-KSB


                               TABLE OF CONTENTS
                                                                            PAGE
PART I

Item 1.     DESCRIPTION OF BUSINESS                                            1

Item 2.     DESCRIPTION OF PROPERTY                                            3

Item 3.     LEGAL PROCEEDINGS                                                  4

Item 4.     SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS                  4

PART II

Item 5.     MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL
            BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES                     4

Item 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION          6

Item 7.     FINANCIAL STATEMENTS                                              14

Item 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE                               14

Item 8a     CONTROLS AND PROCEDURES                                           14

Item 8b     OTHER INFORMATION                                                 14

PART III

Item 9.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                14

Item 10.    EXECUTIVE COMPENSATION                                            15

Item 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT AND RELATED STOCKHOLDER MATTERS                        16

Item 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                    16

Item 13.    EXHIBITS                                                          17

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES                            18

            FINANCIAL STATEMENTS                                             F-1

                                     PART I

This Form 10-KSB contains "forward-looking statements". These statements involve important known and unknown risks, uncertainties and other factors and can be identified by phrases using "estimate," "anticipate," "believe," "project," "expect," "intend," "predict," "potential," "future," "may," "should" and similar expressions or words. Our future results, performance or achievements may differ materially from the results, performance or achievements discussed in the forward-looking statements. There are numerous factors that could cause actual results to differ materially from the results discussed in forward-looking statements, including changes in existing laws or the introduction of new laws, regulations or policies (including environmental regulations) that could increase the cost of oil and gas exploration and extraction, fluctuations in the market price of oil and gas, advances in technology that may reduce dependence on oil and gas as a source of energy, and other risk factors detailed in this report and in our other SEC filings. This list provides examples of factors that could affect the results described by forward-looking statements contained in this Form 10-KSB. However, this list is not intended to be exhaustive; many other factors could impact our business and it is impossible to predict with any accuracy which factors could result in which negative impacts. Although we believe that the forward-looking statements contained in this Form 10-KSB are reasonable, we cannot provide you with any guarantee that the anticipated results will be achieved. All forward-looking statements in this Form 10-KSB are expressly qualified in their entirety by the cautionary statements contained in this section and you are cautioned not to place undue reliance on the forward-looking statements contained in this Form 10-KSB. In addition to the risks listed above, other risks may arise in the future, and we disclaim any obligation to update information contained in any forward-looking statement.

ITEM 1. DESCRIPTION OF BUSINESS

                                    OVERVIEW

Gulf Coast Oil & Gas, Inc. ("we" or the "Company") is an exploration stage company engaged in the oil and gas exploration business in the continental United States. We expect that the majority of our initial projects will have a comparatively lower risk profile in order to increase our chances of obtaining positive cash flow in the near term. However, we may also seek to acquire interests in riskier projects that have the potential of developing into major oil or gas fields, and will consider acquiring an interest (working and/or royalty) in proven (based upon offset production and geology reports) but undeveloped drilling locations.

We were originally incorporated in Nevada under the name First Cypress Technologies, Inc. on September 14, 1999. In July 2003, the Company changed its name to First Cypress, Inc. and then in October 2003 the Company changed its name to Otish Mountain Diamond Company. We changed our name to Gulf Coast Oil & Gas, Inc., on January 13, 2005. Our common stock is currently quoted on the NASD Over-the-Counter Bulletin Board ("OTC-BB") under the symbol "GCOG.OB".

We believe potentially profitable oil and gas projects exist in the United States that, because of their relatively small barrel potential, have been neglected by major oil companies. We seek to identify and invest in such opportunities. The Company intends to continue to operate the business with low overhead to maintain a strong cash position, while seeking out relatively lower risk drilling and exploration projects that do not require significant upfront capital investment.

Prior to the first quarter of 2007, we had not produced revenues and have been dependent on debt and equity financings to finance our operations. During the year ended December 31, 2007, we generated total revenues of approximately $223,462. We generated $209,821 in revenues from our working interests in three producing wells located in Corpus Christi, Texas (the "Corpus Christi Project") and $13,641 in interest income.

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

At present, the Company intends to renew the leases before they expire and is actively seeking a drilling partner.

CORPUS CHRISTI PROJECT

On May 9, 2006, the Company paid a deposit of $262,500 towards an interest in oil and gas property (the Weil 8-C Well) in Corpus Christi, Texas. Pursuant to the agreements entered into with the operator, the Company acquired an undivided 28% working interest and a 21% net revenue interest in the Weil 8-C Well in exchange for a 46.66% billing interest.

On August 1, 2006, the Company paid $108,251.20 to hookup the Weil 8-C Well and prepare it for production.

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

During 2007, the Company spent approximately $175,212 for work done on the Corpus Christi Project. As of the date hereof, each of the three wells (Weil 8-C, Weil 3-C and Weil 7-C) is in production. In early 2007, we anticipated that revenues from the three producing wells of the Corpus Christi Project would be sufficient to fund our overhead costs for the near term. While the Corpus

Christi Project has generated $209,821 in revenues for us, the wells have not recently produced at anticipated levels. As a result, the Company intends to expend additional monies reworking Weil 8-C in an effort to stimulate production by entering additional up-hole zones. There can be no assurances that we will be successful in our efforts to stimulate production and production from these wells may continue to be insufficient to fund ongoing expenses.

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

                                   COMPETITION

We operate in the highly competitive areas of oil and natural gas exploration, exploitation, acquisition and production. We face intense competition from a large number of independent, technology-driven companies as well as both major and other independent oil and natural gas companies in a number of areas such as:

     o seeking to acquire desirable producing properties or new leases for future exploration;

     o    marketing our oil and natural gas production; and

     o seeking to acquire the equipment and expertise necessary to operate and develop those properties.

The oil and gas exploration industry is made up of both large, well organized, well funded competitors and some small start-up companies, many of which have substantially greater financial, technical, marketing and human resource capabilities than we have. Many of our competitors have financial and other resources substantially in excess of those available to us. This highly competitive environment could harm our business.

               GOVERNMENT REGULATION AND ENVIRONMENTAL COMPLIANCE

Our oil and natural gas exploration and production activities are subject to extensive laws, rules and regulations promulgated by federal and state legislatures and agencies, including the Federal Energy Regulatory Commission
(FERC) and the Environmental Protection Agency.

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

ITEM 2. DESCRIPTION OF PROPERTY

With respect to the Company's interest in the Saratoga Prospect and the Corpus Christi Project, please see "Item 1 - Description of Business".

The Company currently leases on a month to month basis 250 sq. ft. of office space located at 5847 San Felipe, Suite 1700, Houston, Texas 77057. The current rental is $600.00 per month. This facility has sufficient space to meet our near term needs.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2007.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Gulf Coast Oil & Gas, Inc.'s Common Stock trades on the OTC-BB under the symbol GCOG.OB. The high and low closing bid information for our Common Stock is based on information received from Pink Sheets, LLC based on trading information as reported by the NASD Composite Feed or other qualified interdealer quotation medium.


              QUARTER ENDED                        HIGH            LOW
                  March 31, 2006                 $  0.082       $   0.023
                  June 30, 2006                  $  0.056       $   0.025
                  September 30, 2006             $  0.034       $   0.020
                  December 31, 2006              $  0.075       $   0.011
                  March 31, 2007                 $  0.016       $   0.006
                  June 30, 2007                  $  0.008       $   .0025
                  September 30, 2007             $  .0023       $   .0007
                  December 31, 2007              $  .0017       $   .0006

The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. As of April 8, 2008, there were 42 shareholders of record of our common stock.

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

SECURITIES ISSUED DURING FISCAL YEAR ENDING DECEMBER 31, 2007

On February 1, 2006, we entered into a Securities Purchase Agreement with Cornell Capital Partners, L.P. ("Cornell Capital"), Certain Wealth, Ltd. and TAIB Bank, B.S.C.(c) (the "Buyers") pursuant to which the Buyers agreed to purchase secured convertible debentures in the principal amount of $2,000,000 (collectively, the "Debentures"). On February 2, 2006 we sold and issued $1,000,000 in principal amount of debentures to the Buyers. On April 5, 2006, we sold and issued an additional $1,000,000 in principal amount of debentures to the Buyers (the "Second Closing").

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

As of December 31, 2007, the Company has issued 551,831,717 shares of common stock to the Buyers of the Debentures in exchange for $1,056,972 of debt.

NOTICE OF DEFAULT

The Company received a letter dated March 17, 2008 from YA Global Investments, L.P. (f/k/a Cornell Capital Partners, L.P.) ("YA") serving as notice that the Company is in default under the terms of the Debentures and related agreements. YA's letter states that the Company is in default for, among other things, the Company's failure to reserve a sufficient number of authorized shares of common stock to allow for full conversion of the Debentures and YA demanded full payment of the YA debenture. Pursuant to the terms of the Debentures, the Company covenanted that it would reserve a sufficient number of authorized common shares to permit the conversion of the Debentures.

As of the date hereof, YA has not taken any further action pursuant to the notice of default. The Company is currently evaluating options for attempting to increase the number of authorized common shares in order to cure the default. The Company has also had oral discussions with representatives of Taib Bank B.S.C. (c) and Certain Wealth, Ltd. concerning the default and potential cure.

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

                                     GENERAL

We are an exploration stage company engaged in the oil and gas exploration business in the continental United States. We expect that the majority of our initial projects will have a comparatively lower risk profile in order to increase our chances of obtaining positive cash flow in the near term. However, we may also seek to acquire interests in riskier projects that have the potential of developing into major oil or gas fields, and will consider acquiring an interest (working and/or royalty) in proven (based upon offset production and geology reports) but undeveloped drilling locations.

                        LIQUIDITY AND FINANCIAL CONDITION

At December 31, 2007, cash and cash equivalents were $234,383. Current liabilities at December 31, 2007 were $454,523.

At December 31, 2007, other assets included $22,821 in deferred financing and a deposit on interest in unproved oil and gas leases of $928,810.

As of December 31, 2007, we had a working capital deficit of ($43,680) as compared to a working capital surplus of $423,423 at December 31, 2006.

During 2007, the Company spent approximately $175,212 for work done on the Corpus Christi Project. As of the date hereof, each of the three wells (Weil 8-C, Weil 3-C and Weil 7-C) is in production.

In early 2007, we anticipated that revenues from the three producing wells of the Corpus Christi Project would be sufficient to fund our overhead costs for the near term. While the Corpus Christi Project has generated $209,821 in revenues for us, the wells have not recently produced at anticipated levels. As a result, the Company intends to expend additional monies reworking Weil 8-C in an effort to stimulate production by entering additional up-hole zones. There can be no assurances that we will be successful in our efforts to stimulate production and production from these wells may continue to be insufficient to fund ongoing expenses. If the rework is unsuccessful, we will have to seek additional financing to remain in business. The Company does not currently have sufficient liquid assets to engage in any further oil and gas projects unless additional financing is obtained. There can be no assurance that such financing will be available to the Company or on terms acceptable to the Company.

                              RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2007 COMPARED TO YEAR ENDED DECEMBER 31, 2006

REVENUES

The Company generated $223,462 in revenues during the year ended December 31, 2007 while the Company did not generate any revenues in the year ended December 31, 2006 (except for interest income).

                       GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses during the year ended December 31, 2007 decreased to $724,517 from $783,780 in the same period in 2006. This decrease was primarily due to a decrease in professional fees.

                         NET LOSS TO COMMON SHAREHOLDERS

Net loss to common shareholders was $537,701 or $(0.00) per share for the year ended December 31, 2007 as compared to a net loss of $754,715 or $(0.01) per share for the year ended December 31, 2006. The decrease in net loss for the year was principally due to the receipt of revenues from producing oil and gas wells in 2007.

                               ACCUMULATED DEFICIT

Since inception, we have incurred substantial operating losses and may incur substantial additional operating losses over the next several years. As of December 31, 2007, our accumulated deficit was $7,588,126.

                                PLAN OF OPERATION

In early 2007, we anticipated that revenues from the three producing wells of the Corpus Christi Project would be sufficient to fund our overhead costs for the near term. While the Corpus Christi Project has generated $209,821 in revenues for us, the wells have not recently produced at anticipated levels. As a result, the Company intends to expend additional monies reworking Weil 8-C in an effort to stimulate production by entering additional up-hole zones. There can be no assurances that we will be successful in our efforts to stimulate production and production from these wells may continue to be insufficient to fund ongoing expenses.

The Company will need additional capital in order to participate in additional drilling projects. The timing of any additional financing will depend in part on the existing cash flow and the success of the Corpus Christi Project and Saratoga Prospect. We have no commitments for any financing and such financing may not be available when needed.

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

                          RISKS RELATED TO OUR BUSINESS

OUR AUDITORS HAVE EXPRESSED AN OPINION THAT THERE IS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

     In its report dated April 13, 2008 our auditors, Pollard-Kelley Auditing Services, Inc., expressed an opinion that there is substantial doubt about our ability to continue as a going concern. Our accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. Since inception, we have incurred operating losses and may incur additional operating losses over the next several years. As of December 31, 2007, we had an accumulated deficit of approximately $7,588,126.

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

WE HAVE AN INSUFFICIENT NUMBER OF AUTHORIZED SHARES OF THE COMPANY'S COMMON STOCK TO ALLOW FOR THE CONVERSION OF THE DEBENTURES AND THE EXERCISE OF CERTAIN WARRANTS.

      The Company's Articles of Incorporation currently authorize the issuance of 1,000,000,000 shares of common stock. As of April 8, 2008, the Company had 967,052,788 shares of common stock issued and outstanding. The Company is currently in default under the Debentures because it has not taken steps to increase its authorized common stock. In addition, without additional authorized shares it will be extremely difficult, if not impossible, for the Company to attract additional investment. The Company needs to increase the number of authorized shares of common stock in order to have an adequate reserve of common stock available for issuance upon exercise of outstanding convertible securities and for future issuance in equity financings.

      The Company is currently evaluating options for increasing its authorized shares and plans to attempt to increase its authorized shares in the second quarter of 2008.

WE HAVE A HISTORY OF OPERATING LOSSES AND HAVE BEEN UNPROFITABLE SINCE
INCEPTION.

     We incurred net losses of approximately $7,394,900 from August 4, 2003 (date of inception) to December 31, 2007, including approximately $537,701 of net loss to common shareholders in the year ended December 31, 2007. Although we will attempt to achieve profitability through our pursuit of our business plan, we have only generated limited revenues to date and cannot assure you that we will obtain significant revenues or achieve profitability.

THE DEBENTURES CONTAIN CERTAIN COVENANTS PROHIBITING US FROM RAISING CAPITAL AT LESS THAN THE MARKET PRICE.

     The Debentures held by the Buyers contain covenants that, subject to certain exceptions, restrict the following activities:

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

FUTURE SALES BY OUR STOCKHOLDERS MAY ADVERSELY AFFECT OUR STOCK PRICE AND OUR ABILITY TO RAISE FUNDS IN NEW STOCK OFFERINGS.

     Sales of our common stock in the public market could lower the market price of our common stock. Sales may also make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price that our management deems acceptable or at all. As of April 8, 2008, we had 967,052,788 shares of common stock outstanding, without taking into account additional shares issuable upon exercise of the convertible debentures or warrants.

THE INVESTORS UNDER THE DEBENTURES WILL PAY LESS THAN THE THEN-PREVAILING MARKET PRICE OF OUR COMMON STOCK.

     The common stock to be issued under the Debentures is being issued at the lower of (i) a fixed price of $0.029716 or (ii) a 20% discount to the volume weighted average price for the five trading days immediately before the conversion. These discounted sales could cause the price of our common stock to further decline.

THE ISSUANCE OF STOCK UNDER THE DEBENTURES COULD ENCOURAGE SHORT SALES BY THIRD PARTIES, WHICH COULD CONTRIBUTE TO THE FUTURE DECLINE OF OUR STOCK PRICE.

     The significant downward pressure on the price of our common stock caused by the issuance of material amounts of common stock under the Debentures could encourage short sales by third parties. In a short sale, a prospective seller borrows stock from a shareholder or broker and sells the borrowed stock. The prospective seller hopes that the stock price will decline, at which time the seller can purchase shares at a lower price to repay the lender. The seller profits when the stock price declines because it is purchasing shares at a price lower than the sale price of the borrowed stock. Such sales could place further downward pressure on the price of our common stock by increasing the number of shares being sold.

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

     As of April 8, 2008, we had 967,052,788 shares of common stock outstanding, without taking into account shares issuable upon exercise of the outstanding debentures and warrants.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A. CONTROLS AND PROCEDURES

As of December 31, 2007, an evaluation was carried out under the supervision of our Chief Executive Officer, who serves as our Principal Executive Officer and our Principal Financial and Accounting Officer, of the effectiveness of disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer has concluded that disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. No changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses, occurred during the fourth quarter of fiscal 2007 or subsequent to the date of the evaluation by its management thereof.

ITEM 8B. OTHER INFORMATION

None.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                        DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth information concerning our directors and executive officers as of the date hereof:



NAME                    AGE      POSITION
----------------------------------------------------------------------
Rahim Rayani             33      Chairman of the Board,
                                 Chief Executive Officer and President

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

CODE OF ETHICS

The Company adopted a Code of Ethics in April of 2004 that applies to its Chief Executive Officer and Principal Accounting and Financial Officer.

SECTION 16 (A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors, executive officers and persons who own more than 10% of a class of the Company's equity securities which are registered under the Exchange Act to file with the Securities and Exchange Commission initial reports of ownership and reports of changes of ownership of such registered securities. Such executive officers, directors and greater than 10% beneficial owners are required by Commission regulation to furnish the Company with copies of all
Section 16(a) forms filed by such reporting persons.
To our knowledge, based solely on a review of the copies of such reports furnished to the Company and on representations that no other reports were required, no Forms 3, 4 or 5 relating to our common stock were filed late during 2007.

ITEM 10. EXECUTIVE COMPENSATION

Compensation paid to Officers and Directors is set forth in the Summary Compensation Table below. The Company may reimburse its Officers and Directors for any and all out-of-pocket expenses incurred relating to the business of the Company.

                           SUMMARY COMPENSATION TABLE

The following table sets forth information concerning the compensation paid by us during the three years ended on December 31, 2007 to our Chief Executive Officer and our other executive officers and executive officers of our subsidiaries, who were serving as executive officers on December 31, 2007 and received total salary and bonus in excess of $100,000 during fiscal year 2007 (the "Named Executive Officers").


                                                                                          CHANGE IN
                                                                                           PENSION
                                                                                          VALUE AND
                                                                           NON-EQUITY    NONQUALIFIED
                                                                           INCENTIVE       DEFERRED     ALL OTHER
                                                         STOCK     OPTION     PLAN       COMPENSATION  COMPENSATION     TOTAL
NAME AND PRINCIPAL                                       AWARDS    AWARDS  COMPENSATION     EARNINGS       ($)           ($)
POSITION                YEAR      SALARY ($)  BONUS ($)   ($)        ($)        ($)           ($)
-------------------------------------------------------------------------------------------------------------------------------
Rahim Rayani            2007     $100,000(1)  $42,500      --        --          --            --           --         $142,500
Chairman, Chief         2006     $120,000(1)  $55,000      --        --          --            --           --         $175,000
Executive Officer and   2005     $ 56,000(2)     --        --        --          --            --           --          $56,000
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



ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

                    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                              OWNERS AND MANAGEMENT

The following table sets forth as of December 31, 2007, the number and percentage of outstanding shares of our common stock beneficially owned by our Named Executive Officers, directors and stockholders owning more than 5% of our common stock and our executive officers and directors as a group:


                                                   SHARES
                                                BENEFICIALLY       PERCENTAGE OF
NAME OF OWNER                                     OWNED(1)           CLASS(2)
--------------------------------------------------------------------------------
Rahim Rayani, Chairman of the Board and CEO      16,500,000             1.7%

All Named Executive Officers and
  Directors as a Group (1 person)                16,500,000             1.7%

------------
(1)  All of the shares are owned directly by Mr. Rayani.
(2)  Based on 967,052,788 shares of common stock outstanding as of April 8, 2008


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
10.1         Securities  Purchase  Agreement  dated as of  February  1, 2006  between  the  Company and      (5)
             Cornell Capital Partners, LP, Certain Wealth, Ltd. and Taib Bank, B.S.C.(c)
10.2         Investor  Registration  Rights  Agreement dated as of February 1, 2006 between the Company      (5)
             and  Cornell Capital Partners, LP, Certain Wealth, Ltd. and Taib Bank, B.S.C.(c)
10.3         Security  Agreement  dated as of February 1, 2006 between the Company and Cornell  Capital      (5)
             Partners, LP, Certain Wealth, Ltd. and Taib Bank, B.S.C.(c)
10.4         First Amendment to Investor  Registration Rights Agreement dated as of March, 2006 between      (5)
             the Company  and  Cornell  Capital  Partners,  LP,  Certain  Wealth,  Ltd.  and Taib Bank,
             B.S.C.(c)
10.5         Agreement between the Company and Bourgeois  Energy,  Inc. dated June 17, 2005 relating to      (5)
             the Saratoga Prospect
10.6         Business  Consulting  Services  Agreement between the Company and Bourgeois  Energy,  Inc.      (5)
             dated August 15, 2005
31.1         Certification of Chief Executive  Officer and Principal  Accounting and Financial  Officer      (6)
             Pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1         Certification of Chief Executive  Officer and Principal  Accounting and Financial  Officer      (6)
             Pursuant to Section 906 of the Sarbanes-Oxley Act.
99.1         Secured  Convertible  Debenture  issued  February  1, 2006 in the  amount of  $500,000  to      (5)
             Cornell Capital Partners, LP (CCP-001)
99.2         Secured  Convertible  Debenture  issued  February  1, 2006 in the  amount of  $250,000  to      (5)
             Certain Wealth, Ltd. (CCP-002)
99.3         Secured  Convertible  Debenture  issued February 1, 2006 in the amount of $250,000 to Taib      (5)
             Bank, B.S.C.(c)(CCP-003)
99.4         Warrant  dated as of February 1, 2006 issued to Cornell  Capital  Partners,  LP (7,500,000      (5)
             shares)


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


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed for fiscal 2007 for professional services rendered by Pollard-Kelley Auditing Services, Inc. as our principal accountant for the audit of our annual financial statements and review of financial statements included in our Form 10-QSB and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal year 2007 were $23,500.

The aggregate fees billed for fiscal 2006 for professional services rendered by Pollard-Kelley Auditing Services as our principal accountant for the audit of our annual financial statements and review of financial statements included in our Form 10-QSB for fiscal year 2006 were $17,000.00.

AUDIT-RELATED FEES

The aggregate fees billed in each of fiscal 2007 and 2006 for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A) were $0 and $0, respectively.

TAX FEES

The aggregate fees billed in each of fiscal 2007 and 2006 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning were $0 and $0, respectively.

ALL OTHER FEES

The aggregate fees billed in each of fiscal 2007 and 2006 for products and services provided by our principal accountant (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A) were $0 and $0, respectively.

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

Date: April 15, 2008

                          INDEX TO FINANCIAL STATEMENTS


                                                                         PAGE(S)

FINANCIAL STATEMENTS -- AUDITED

Report of Independent Registered Public Accounting Firm.                     F-2

Balance Sheet as of December 31, 2007                                        F-3

Statements of Operations for the years ended December 31, 2007 and 2006      F-4

Statements of Cash Flows for the years ended December 31, 2007 and 2006      F-5

Statements of Stockholders' (Deficit) for the years ended
December 31, 2007 and 2006                                                   F-6

Notes to Financial Statements for the years ended
December 31, 2007 and 2006                                                   F-7

Pollard-Kelley Auditing Services, Inc.

Auditing Services 3250 West Market St, Suite 307,
                                                 Fairlawn, OH 44333 330-836-2558

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Gulf Coast Oil and Gas, Inc. and Subsidiary

We have audited the accompanying balance sheets of Gulf Coast Oil and Gas, Inc. and Subsidiary as of December 31, 2007 and 2006, and the related statements of income, changes in stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2007 and the period from August 4, 2003 through December 31, 2007 (since inception). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2007 and the period from August 4, 2003 through December 31, 2007 (since inception), in conformity with U.S. generally accepted accounting standards.

Pollard-Kelley Auditing Services, Inc.

/S/ Pollard-Kelley Auditing Services, Inc.

Independence, Ohio
April 13, 2008


                           GULF COAST OIL & GAS, INC.
                         (An Exploration Stage Company)
                                 BALANCE SHEETS
December 31, 2007 and December 31, 2006
                                                           December 31,    December 31,
                                       ASSETS                 2007            2006
                                                           -----------    -----------
Current Assets
      Cash in banks                                        $   234,383    $   573,438
      Accounts receivable -other                                  --             --
      Deferred financing                                       176,460        176,460
                                                           -----------    -----------
           Total Current Assets                                410,843        749,898
Fixed Assets
      Office equipment                                           7,537          7,537
      Oil equipment                                             49,897           --
      Less accumulated depreciation                            (12,342)        (4,254)
                                                           -----------    -----------
                                                                45,092          3,283
Other Assets
      Website costs less accumulated
           amortization of $500 and $0                             314            450
      Deferred financing - Non-current                          22,821        199,281
      Deposit on interest in unproved oil and gas leases       928,810        912,822
                                                           -----------    -----------
                                                               951,945      1,112,553
                                                           -----------    -----------
           Total Assets                                    $ 1,407,880    $ 1,865,734
                                                           ===========    ===========

      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
      Accounts payable                                     $    62,198    $    76,812
      Due to shareholder                                        43,619         47,119
      Accrued interest                                         313,075        166,912
      Accrued expenses                                          35,631         35,631
                                                           -----------    -----------
           Total Current Liabilities                           454,523        326,474
Long-Term Debt
      Notes payable                                            943,028      1,965,551
Derivative Liability Arising From Warrants                        --            8,333
Stockholders' Equity
      Series A Preferred stock, 1,000,000 shares
           authorized, 0 shares outstanding,
           par value $.001 per share                              --             --
      Common stock, 1,000,000,000 shares authorized,
           673,639,728 and 134,878,634 shares
           outstanding at respective period ends,
           par value $.001 per share                           673,640        134,879
      Additional contributed capital                         6,643,063      6,157,601
      Deficit accumulated during exploration stage          (7,588,126)    (7,050,425)
      Accumulated other comprehensive income                   281,752        273,419
      Stock subscription advances                                 --           49,902
                                                           -----------    -----------
                                                                10,329       (434,624)
                                                           -----------    -----------
           Total Liabilities and Stockholders' Equity      $ 1,407,880    $ 1,865,734
                                                           ===========    ===========

                See accompanying notes to financial statements.



                           GULF COAST OIL & GAS, INC.
                         (An Exploration Stage Company)
                             STATEMENT OF OPERATIONS
          For the Years Ending December 31, 2007 and 2006, and for the
      period beginning August 4, 2003 (Inception) through December 31, 2007

                                              December 31,      December 31,        SINCE
                                                  2007              2006          INCEPTION
                                              -------------    -------------    -------------

Revenues
      Sales                                   $     209,821    $        --            209,821
      Interest income                                13,641           29,065           42,706
                                              -------------    -------------    -------------
                                                    223,462           29,065          252,527

Cost of sales
      Exploration costs                              36,646             --            196,271
                                              -------------    -------------    -------------
           Gross Profit                             186,816           29,065           56,256

Expenses
      Administrative                                724,517          783,780        7,501,476
                                              -------------    -------------    -------------
                                                   (537,701)        (754,715)      (7,445,220)

Other income and expenses
      Loss on sale of fixed assets                     --               --               (684)
      Gain on settlement of debt                       --               --             67,693
      Foreign exchange (loss) gain                     --               --            (16,689)
                                              -------------    -------------    -------------
                                                       --               --             50,320
                                              -------------    -------------    -------------
Loss from continuing operations                    (537,701)        (754,715)      (7,394,900)
                                              -------------    -------------    -------------

Discontinued operations
      Mineral rights abandoned                         --               --           (193,226)
                                              -------------    -------------    -------------

Net Loss                                           (537,701)        (754,715)      (7,588,126)
Other Comprehensive Income
      Decrease in fair value of derivatives           8,333          273,419          273,419
                                              -------------    -------------    -------------
Net Comprehensive Income  / (Loss)            $    (529,368)   $    (481,296)   $  (7,314,707)
                                              =============    =============    =============

Net loss per share                            $       (0.00)   $       (0.01)
Other comprehensive income per share          $        0.00    $        0.00
Average shares outstanding                      538,761,084      121,728,453


                                  See accompanying notes to financial statements.


                                         GULF COAST OIL & GAS, INC.
                                       (An Exploration Stage Company)
                                          STATEMENT OF CASH FLOWS
                        For the Years Ending December 31, 2007 and 2006, and for the
                   period beginning August 4, 2003 (Inception) through December 31, 2007

                                                               December 31,   December 31,      SINCE
                                                                  2007            2006        INCEPTION
                                                               -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net loss for the period                                  $  (537,702)   $  (754,715)   $(7,588,127)
      Adjustments to reconcile net earnings to net
        cash provided (used) by operating activities:
          Depreciation                                               8,088          1,694         23,399
          Amortization                                             176,596         39,561        221,001
          Services paid by stock                                     1,700          2,000      5,447,795
          Mineral rights abandoned                                    --             --          195,226
        Changes in Current assets and liabilities:
          (Increase) decrease in Accounts receivable - other          --            5,248           --
          (Increase) in Deferred financing                            --         (135,000)      (135,000)
          (Decrease) Increase in Accounts payable                  (14,614)         6,140         62,198
          Increase in Due to shareholder                            (3,500)        23,983         20,483
          Increase in Accrued interest                             146,163        166,912        313,075
          (Decrease) Increase in Accrued expenses                     --             --           58,767
          NET CASH (USED) BY
                OPERATING ACTIVITIES                              (223,269)      (644,177)    (1,381,183)
CASH FLOWS FROM INVESTING ACTIVITIES
      Purchase of Mineral rights                                      --             --          (91,534)
      Purchase of Interest in unproved oil and gas
         leases                                                    (15,988)      (812,822)      (928,810)
      Purchase of Website costs                                       --             --          (27,519)
      Purchase of Fixed assets                                     (49,896)        (3,987)       (74,163)
                                                               -----------    -----------    -----------
          NET CASH (USED) BY
                INVESTING ACTIVITIES                               (65,884)      (816,809)    (1,122,026)
CASH FLOWS FROM FINANCING ACTIVITIES
      Redemption of Preferred stock                                   --             --             --
      Proceeds from Notes payable                                     --        2,000,000      2,000,000
      Sale of Common stock                                            --             --          737,400
      Stock subscription advances                                  (49,902)          --           49,902
                                                               -----------    -----------    -----------
          NET CASH PROVIDED BY
                FINANCING ACTIVITIES                               (49,902)     2,000,000      2,787,302
                                                               -----------    -----------    -----------

NET INCREASE IN CASH                                              (339,055)       539,014        284,093
CASH FROM OTISH DIAMOND MERGER                                        --             --              192
CASH AT BEGINNING OF PERIOD                                        573,438         34,424           --
                                                               -----------    -----------    -----------
CASH AT END OF PERIOD                                          $   234,383    $   573,438    $   284,285
                                                               ===========    ===========    ===========

                                  See accompanying notes to financial statements.

                                                     GULF COAST OIL & GAS, INC.
                                                 (An Exploration Stage Company)
                                                STATEMENT OF STOCKHOLDERS EQUITY
                             For the period beginning August 4, 2003 (Inception) through December 31, 2007

                                           Series A
                                                                                                ADDITIONAL
                                            PREFERRED STOCK                COMMON STOCK        CONTRIBUTED     RETAINED
                                          SHARES       AMOUNT          SHARES       AMOUNT       CAPITAL        DEFICIT
                                      ------------------------------------------------------------------------------------
Balance August 4, 2003                       --      $      --             --     $      --     $      --      $      --
 Shares issued for services                  --             --       24,300,000        24,300       (16,200)          --
 Shares issued for cash                      --             --       11,700,000        11,700       162,300           --
 Shares issued for mineral rights            --             --        9,000,000         9,000        62,250           --
 Merger with Otish Mountain Company     1,000,000          1,000        323,283           324          (216)        (1,167)
 Net loss for the period                     --             --             --            --            --          (94,138)
                                      -----------    -----------    -----------   -----------   -----------    -----------
Balance December 31, 2003               1,000,000          1,000     45,323,283        45,324       208,134        (95,305)
 Shares issued for services                  --             --       60,900,000        60,900     5,119,100           --
 Shares issued for mineral rights            --             --              150          --              53           --
 Shares issued for cash                      --             --        7,902,000         7,902       255,498           --
 Redemption of Preferred Shares        (1,000,000)        (1,000)          --            --            --             --
 Net loss for the period                     --             --             --            --            --       (6,013,462)
                                      -----------    -----------    -----------   -----------   -----------    -----------
Balance at December 31, 2004                 --             --      114,125,433       114,126     5,582,785     (6,108,767)
 Shares issued for Debt                      --             --          996,360           996       236,124           --
 Shares sold                                 --             --        4,115,000         4,115       295,885           --
 Shares issued for services                  --             --          300,000           300        23,700           --
 Stock subscription advance                  --             --             --            --            --             --
 Net loss for the period                     --             --             --            --            --         (186,943)
                                      -----------    -----------    -----------   -----------   -----------    -----------
Balance at December 31, 2005                 --             --      119,536,793       119,537     6,138,494     (6,295,710)
 Shares issued for debt                      --             --       13,341,841        13,342        19,107           --
 Shares issued for services                  --             --        2,000,000         2,000          --             --
 Net (loss) income for the period            --             --             --            --            --         (754,715)
                                      -----------    -----------    -----------   -----------   -----------    -----------
Balance December 31, 2006                    --             --      134,878,634       134,879     6,157,601     (7,050,425)
 Shares issued for debt                      --             --      537,061,084       537,061       485,462           --
 Shares issued for services                  --             --        1,700,000         1,700          --             --
 Repayment of advanced funds                 --             --             --            --            --             --
 Net (loss) income for the period            --             --             --            --            --         (537,701)
                                      -----------    -----------    -----------   -----------   -----------    -----------
Balance December 31, 2007                    --      $      --      673,639,718   $   673,640   $ 6,643,063    $(7,588,126)
                                      ===========    ===========    ===========   ===========   ===========    ===========




                                     ACCUMULATED
                                       OTHER          STOCK
                                    COMPREHENSIVE   SUBSCRIPTION
                                       INCOME         ADVANCES           TOTAL
--------------------------------------------------------------------------------
Balance August 4, 2003                $      --     $      --      $      --
 Shares issued for services                  --            --            8,100
 Shares issued for cash                      --            --          174,000
 Shares issued for mineral rights            --            --           71,250
 Merger with Otish Mountain Company          --            --              (59)
 Net loss for the period                     --            --          (94,138)
                                      -----------   -----------    -----------
Balance December 31, 2003                    --            --          159,153
 Shares issued for services                  --            --        5,180,000
 Shares issued for mineral rights            --            --               53
 Shares issued for cash                      --            --          263,400
 Redemption of Preferred Shares              --            --           (1,000)
 Net loss for the period                     --            --       (6,013,462)
                                      -----------   -----------    -----------
Balance at December 31, 2004                 --            --         (411,856)
 Shares issued for Debt                      --            --          237,120
 Shares sold                                 --            --          300,000
 Shares issued for services                  --            --           24,000
 Stock subscription advance                  --          49,902         49,902
 Net loss for the period                     --            --         (186,943)
                                      -----------   -----------    -----------
Balance at December 31, 2005                 --          49,902         12,223
 Shares issued for debt                      --            --           32,449
 Shares issued for services                  --            --            2,000
 Net (loss) income for the period         273,419          --         (481,296)
                                      -----------   -----------    -----------
Balance December 31, 2006                 273,419        49,902       (434,624)
 Shares issued for debt                      --            --        1,022,523
 Shares issued for services                  --            --            1,700
 Repayment of advanced funds                 --         (49,902)       (49,902)
 Net (loss) income for the period           8,333          --         (529,368)
                                      -----------   -----------    -----------
Balance December 31, 2007             $   281,752   $      --      $    10,329
                                      ===========   ===========    ===========


                                  See accompanying notes to financial statements.

                                      F-6

                           GULF COAST OIL & GAS, INC.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2007



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

                           GULF COAST OIL & GAS, INC.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2007


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED


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

                           GULF COAST OIL & GAS, INC.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2007



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

                           GULF COAST OIL & GAS, INC.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2007



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

                           GULF COAST OIL & GAS, INC.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2007



NOTE 2 - MINERAL RIGHTS - CONTINUED

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

During the second quarter 2007 the Company invested $15,988 on the Corpus Christi Project. In the first quarter of 2007, all the wells, except the Louisiana wells generated revenues. Accordingly $49,897 was transferred to depreciable assets and $732,926 to Oil reserves.

                           GULF COAST OIL & GAS, INC.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2007



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

In the first quarter of 2007, the Company exchanged 22,730,158 shares of common stock for the retirement of $170,000 of convertible notes payable.

In the second quarter of 2007, the Company exchanged 88,728,878 shares of common stock for the retirement of $277,049 of convertible notes payable.

In the Third quarter of 2007, the Company exchanged 291,837,000 shares of common stock for the retirement of $440,280 of convertible notes payable/

In the Fourth quarter of 2007, the Company exchanged 135,193,840 shares of common stock for the retirement of $135,194 of convertible notes payable.

At year end, the Company no longer had the necessary shares of common stock in treasury to effect the conversion of the notes to common stock as required under the convertible loan agreements. The Company is now in default on the balance of the Debentures.


Maturities of long term debt:

                  2006                                        $      -0-
                  2007                                        $      -0-
                  2008                                        $      -0-
                  2009                                        $    943,028

                           GULF COAST OIL & GAS, INC.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2007




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

NOTE 7 - RELATED PARTIES

The Company owes its present President $43,619 and $47,119 for compensation and expense reimbursement at December 31, 2007 and December 31, 2006 respectively.

NOTE 8 - GOING CONCERN

The Company has not generated significant revenues or profits to date. This factor among others may indicate the Company will be unable to continue as a going concern. The Company's continuation as a going concern depends upon its ability to generate sufficient cash flow to conduct its operations and its ability to obtain additional sources of capital and financing.

In early 2007, the Company anticipated that revenues from the three producing wells of the Corpus Christi Project would be sufficient to fund its overhead costs for the near term. While the Corpus Christi Project has generated $209,821 in revenues, the wells have not recently produced at anticipated levels. As a result, the Company intends to expend additional monies reworking Weil 8-C in an effort to stimulate production by entering additional up-hole zones. There can be no assurances that we will be successful in our efforts to stimulate production and production from these wells may continue to be insufficient to fund ongoing expenses. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.