Form 10-Q
period 2008-03-31
Gulf Coast Oil & Gas Inc.
filed 2008-05-19
CIK 1108943

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
  (Mark One)
|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.
        FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

                                                        OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

        FOR THE TRANSITION PERIOD FROM              TO
                                       ------------    ------------

                        COMMISSION FILE NUMBER 000-32747

                           GULF COAST OIL & GAS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated filer  | |               Accelerated filer | |

Non-accelerated filer    | |               Smaller reporting company |X|

                  (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).              Yes | |              No |X|

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes | | No | |

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 15, 2008, 999,952,788 shares of common stock.

SEC2334(9-05)     PERSONS WHO ARE TO RESPOND TO THE COLLECTION OF INFORMATION
                  CONTAINED IN THIS FORM ARE NOT REQUIRED TO RESPOND UNLESS THE
                  FORM DISPLAYS A CURRENT VALID OMB CONTROL NUMBER.

                    GULF COAST OIL & GAS, INC. AND SUBSIDIARY
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2008

                                      INDEX



                                                                                                                   PAGE
                                                  PART 1--FINANCIAL INFORMATION

 ITEM 1.         FINANCIAL STATEMENTS

                 Balance Sheets-- March 31, 2008 and December 31, 2007                                                1
                 -----------------------------------------------------

                 Statements of Operations - Three Months Ending March 31, 2008 and March 31, 2007, and period         2
                 ---------------------------------------------------------------------------------------------
                 from August 4, 2003 (inception) to March 31, 2008
                 -------------------------------------------------

                 Statements of Cash Flows-- Three Months Ending March 31, 2008 and March 31, 2007, and period         3
                 ---------------------------------------------------------------------------------------------
                 from August 4, 2003 (inception) to March 31, 2008
                 -------------------------------------------------

                 Notes to Consolidated Financial Statements--March 31, 2008                                           4
                 ----------------------------------------------------------

ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS               13
                 -------------------------------------------------------------------------------------

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                          14
                 ----------------------------------------------------------

ITEM 4T.         CONTROLS AND PROCEDURES                                                                             14
                 -----------------------


                                                   PART II--OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS                                                                                   15
                 -----------------

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS                                         15
                 -----------------------------------------------------------

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES                                                                     15
                 -------------------------------

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                                 15
                 ---------------------------------------------------

ITEM 5.          OTHER INFORMATION                                                                                   15
                 -----------------

ITEM 6.          EXHIBITS                                                                                            15
                 --------



                    GULF COAST OIL & GAS, INC. AND SUBSIDIARY
                         (AN EXPLORATION STAGE COMPANY)

                                 BALANCE SHEETS
          FOR THE QUARTERS ENDING MARCH 31, 2008 AND DECEMBER 31, 2008

                                                       March 31, 2008  December 31, 2007
                                                         -----------    -----------
                                   ASSETS
Current Assets
     Cash in banks                                        $   137,284    $   234,383
     Accounts receivable -other                                  --             --
     Deferred financing                                       155,166        176,460
                                                          -----------    -----------
          Total Current Assets                                292,450        410,843
Fixed Assets
     Office equipment                                           7,537          7,537
     Oil equipment                                             49,897         49,897
     Less accumulated depreciation                            (14,364)       (12,342)
                                                          -----------    -----------
                                                               43,070         45,092
Other Assets
     Website costs less accumulated
          amortization of $500 and $0                             280            314
     Deferred financing - Non-current                            --           22,821
     Deposit on interest in unproved oil and gas leases       910,487        928,810
                                                          -----------    -----------
                                                              910,767        951,945
                                                          -----------    -----------
          Total Assets                                    $ 1,246,287    $ 1,407,880
                                                          ===========    ===========

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Accounts payable                                     $    62,197    $    62,198
     Due to shareholder                                        23,619         43,619
     Accrued interest                                         334,440        313,075
     Accrued expenses                                          35,631         35,631
-------------------------------------------------------   -----------    -----------
          Total Current Liabilities                           455,887        454,523
Long-Term Debt
     Notes payable                                            756,128        943,028
Derivative Liability Arising From Warrants                       --             --
Stockholders' Equity
     Series A Preferred stock, 1,000,000 shares
          authorized, 0 shares outstanding,
          par value $.001 per share                              --             --
     Common stock, 1,000,000,000 shares authorized,
          967,052,788 and 673,639,728 shares
          outstanding at respective period ends,
          par value $.001 per share                           967,053        673,640
     Additional contributed capital                         6,536,550      6,643,063
     Deficit accumulated during exploration stage          (7,751,083)    (7,588,126)
     Accumulated other comprehensive income                   281,752        281,752
     Stock subscription advances                                 --             --
-------------------------------------------------------   -----------    -----------
                                                               34,272         10,329
                                                          -----------    -----------
          Total Liabilities and Stockholders' Equity      $ 1,246,287    $ 1,407,880
                                                          ===========    ===========

                 See accompanying notes to financial statements.


                    GULF COAST OIL & GAS, INC. AND SUBSIDIARY
                         (AN EXPLORATION STAGE COMPANY)

                             STATEMENT OF OPERATIONS
      FOR THE QUARTER ENDING MARCH 31, 2008 AND YEAR ENDING MARCH 31, 2007,
                     AND FROM AUGUST 4, 2003 (INCEPTION) TO
                           MARCH 31, 2008 (UNAUDITED)

                                                March 31,          March 31,        Since
                                                  2008               2007         Inception
                                             -------------    -------------    -------------
Revenues
     Sales                                   $        --      $      94,197          209,821
     Interest income                                 1,043            4,199           43,749
                                             -------------    -------------    -------------
                                                     1,043           98,396          253,570
Cost of sales

     Exploration costs                                --             20,105          196,271
                                             -------------    -------------    -------------
          Gross Profit                               1,043           78,291           57,299

Expenses
     Administrative                                164,000          174,446        7,665,476
                                             -------------    -------------    -------------
                                                  (162,957)         (96,155)      (7,608,177)
Other income and expenses

     Loss on sale of fixed assets                     --               --               (684)

     Gain on settlement of debt                       --               --             67,693

     Foreign exchange (loss) gain                     --               --            (16,689)
                                             -------------    -------------    -------------

                                                      --               --             50,320
                                             -------------    -------------    -------------
Loss from continuing operations                   (162,957)         (96,155)      (7,557,857)
                                             -------------    -------------    -------------

Discontinued operations

     Mineral rights abandoned                         --               --           (193,226)
                                             -------------    -------------    -------------

Net Loss                                          (162,957)         (96,155)      (7,751,083)
Other Comprehensive Income

     Decrease in fair value of derivatives            --               --            273,419
                                             -------------    -------------    -------------
Net Comprehensive Income  / (Loss)           $    (162,957)     $ ( 96,155)    $  (7,477,664)
                                             =============    =============    =============

Net loss per share                           $       (0.00)   $       (0.00)
Other comprehensive income per share         $        --      $        --
Average shares outstanding                     820,346,258      143,100,857

                 See accompanying notes to financial statements.



                    GULF COAST OIL & GAS, INC. AND SUBSIDIARY
                         (AN EXPLORATION STAGE COMPANY)

                             STATEMENT OF CASH FLOWS
             FOR THE QUARTER ENDING MARCH 31, 2008, AND THE QUARTER
                    ENDING MARCH 31, 2007, AND FOR THE PERIOD
                            BEGINNING AUGUST 4, 2003
                 (INCEPTION) THROUGH MARCH 31, 2008 (UNAUDITED)

                                                                  March 31,      March 31,       Since
                                                                    2008           2007        Inception
                                                                -----------    -----------    -----------
     CASH FLOWS FROM OPERATING ACTIVITIES
      Net loss for the period                                  $  (162,957)   $   (96,155)   $(7,751,084)
      Adjustments to reconcile net earnings to net
        cash provided (used) by operating activities:

          Depreciation                                               2,022          2,022         25,421

          Amortization                                              44,149         62,472        265,150

          Services paid by stock                                      --            1,700      5,447,795

          Mineral rights abandoned                                    --             --          195,226
        Changes in Current assets and liabilities:

          (Increase) decrease in Accounts receivable - other          --             --             --

          (Increase) in Deferred financing                            --             --         (135,000)

          (Decrease) Increase in Accounts payable                       (1)        (2,500)        62,197

          Increase in Due to shareholder                           (20,000)         9,000            483

          Increase in Accrued interest                              21,365         49,140        334,440

          (Decrease) Increase in Accrued expenses                     --             --           58,767
                                                               -----------    -----------    -----------
          NET CASH (USED) BY
                OPERATING ACTIVITIES                              (115,422)        25,679     (1,496,605)
CASH FLOWS FROM INVESTING ACTIVITIES

      Purchase of Mineral rights                                      --             --          (91,534)

      Purchase of Interest in unproved oil and gas leases           18,323           --         (910,487)

      Purchase of Website costs                                       --             --          (27,519)

      Purchase of Fixed assets                                        --             --          (74,163)
                                                               -----------    -----------    -----------
          NET CASH (USED) BY
                INVESTING ACTIVITIES                                18,323           --       (1,103,703)
CASH FLOWS FROM FINANCING ACTIVITIES

      Redemption of Preferred stock                                   --             --             --

      Proceeds from Notes payable                                     --             --        2,000,000

      Sale of Common stock                                            --             --          737,400

      Stock subscription advances                                     --             --             --
                                                               -----------    -----------    -----------
          NET CASH PROVIDED BY

                FINANCING ACTIVITIES                                  --             --        2,737,400
                                                               -----------    -----------    -----------


NET INCREASE IN CASH                                               (97,099)        25,679        137,092

CASH FROM OTISH DIAMOND MERGER                                        --             --              192

CASH AT BEGINNING OF PERIOD                                        234,383        573,438           --
                                                               -----------    -----------    -----------
CASH AT END OF PERIOD                                          $   137,284    $   599,117    $   137,284
                                                               ===========    ===========    ===========

                 See accompanying notes to financial statements.

                    GULF COAST OIL & GAS, INC. AND SUBSIDIARY
                         (An Exploration Stage Company)


                          NOTES TO FINANCIAL STATEMENTS

                                 March 31, 2008


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

                                 March 31, 2008

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

                                 March 31, 2008

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

                                 March 31, 2008

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

On August 1, 2006, the Company paid $104,533 to hookup the 8-C to bring the well production ready. The facility had not been placed into service at December 31, 2006. When placed into service the asset was moved from investments to fixed assets and will be depreciated on a straight-line basis over a seven year life.

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

                                 March 31, 2008



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

                                 March 31, 2008

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

                                 March 31, 2008
NOTE 4 - NOTES PAYABLE



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

In the fourth quarter of 2007, the Company exchanged 291,837,000 shares of common stock for the retirement of $440,280 of convertible notes payable.

In the first quarter of 2008, the Company exchanged 293,413,060 shares of common stock for the retirement of $186,900 of convertible notes payable.

At quarter end, the Company no longer had the necessary shares of common stock in treasury to effect the conversion of the notes to common stock as required under the convertible loan agreements. The Company is therefore in default under the Notes.

                    GULF COAST OIL & GAS, INC. AND SUBSIDIARY
                         (An Exploration Stage Company)


                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2008

NOTE 4 - NOTES PAYABLE - CONTINUED

Maturities of long term debt at December 31, 2007 were as follows:

                  2006                                        $     -0-
                  2007                                        $     -0-
                  2008                                        $     -0-
                  2009                                        $    943,028



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


NOTE 7 - RELATED PARTIES

The Company owed its present President $23,619 and $43,619 for compensation and expense reimbursement at March 31, 2008 and December 31, 2007, respectively.

                    GULF COAST OIL & GAS, INC. AND SUBSIDIARY

                         (An Exploration Stage Company)


                          NOTES TO FINANCIAL STATEMENTS

                                 March 31, 2008


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

                        LIQUIDITY AND FINANCIAL CONDITION

At March 31, 2008, cash and cash equivalents were $137,284, a decrease of $97,099 over December 31, 2007. Total liabilities at March 31, 2008 were $1,212,015, of which $455,887 were current liabilities. The remainder of the liabilities relate to the February and April, 2006 issuance of $2,000,000 of convertible debentures (the "Convertible Debentures") to three investors and recognition of a derivative liability arising from the warrants issued in that transaction.

The Company's sole source of revenues has been from its interest in three wells located in Corpus Christi. Those wells had to be reworked in late 2007 and the operator has not recovered the costs and has not therefore commenced paying distributions as of the date of this Report. The Company does not anticipate the receipt of revenues in the second quarter of 2008 but believes that production will be sufficient so that distributions will be received in the third quarter of 2008.

As of March 31, 2008 we had a working deficit of $163,437, as compared to a working capital deficit of $43,680 at December 31, 2007. The decrease in working capital is largely attributable to an increase in accrued interest on the Convertible Debentures and a decrease in cash. The decrease in cash is largely attributable to administrative overhead expenses not offset by any revenues in the first quarter.

The Corpus Christi wells continue to produce oil and gas. However, revenues have been used to pay the costs of the rework and the Company anticipates that it will receive distributiions again commencing in the third quarter of 2008. The Company will use such revenues to pay its administrative overhead. The Company is currently negotiating with several prospective partners with respect to the Saratoga Prospect, but revenues, if any, from such project will not be realized in the near term. The Company also intends to seek additional financing for future projects.

                              RESULTS OF OPERATIONS

                        THREE MONTHS ENDED MARCH 31, 2008
                  COMPARED TO THREE MONTHS ENDED MARCH 31, 2007

REVENUES

The Company generated $94,197 in sales for the three months ended March 31, 2007 which reflect distributions from the Company's interest in three producing oil and gas wells in Corpus Christi, Texas. In the first quarter of 2008, the Company did not have any revenues as revenues from the Corpus Christi wells were used to pay rework expenses.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses during the three months ended March 31, 2008 declined slightly to $164,000 from $174,000 in the same period in 2007. This decrease was the result of slightly lower fees paid to outside professionals.

NET GAIN/LOSS TO COMMON SHAREHOLDERS

Net operating loss to common shareholders was ($162,957) or ($0.00) per share for the three months ended March 31, 2008 as compared to a net operating loss of ($96,155) or ($0.00) for the three months ended March 31, 2007. The increase in net loss results from the Company's failure to generate any revenues in the first quarter of 2008 for the reason set forth above.

ACCUMULATED DEFICIT

Since inception, we have incurred substantial operating losses and may incur substantial additional operating losses over the next several years. As of March 31, 2008, our accumulated deficit was ($7,751,083).


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a "smaller reporting company" as defined by Item 10-K of Regulation S-K, the Company is not required to provide this information.


ITEM 4T. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of March 31, 2008, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

CHANGES IN INTERNAL CONTROLS

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2008 that have materially affected or are reasonably likely to materially affect our internal controls.

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


Date: May 15, 2008             GULF COAST OIL & GAS, INC.



                               BY:      /s/ Rahim Rayani
                                  -----------------------------------------
                                      Rahim Rayani
                                      Chief Executive Officer and President
                                      (Principal Executive Officer)



                               BY:      /s/ Rahim Rayani
                                  -----------------------------------------
                                     Rahim Rayani
                                     Chief Financial Officer
                                    (Principal Financial and Accounting Officer)