Form 10-Q
period 2008-06-30
Gulf Coast Oil & Gas Inc.
filed 2008-08-19
CIK 1108943

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

      FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

      FOR THE TRANSITION PERIOD FROM ___________ TO ___________

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

Large Accelerated filer  |_|                    Accelerated filer          |_|
Non-accelerated filer    |_|                    Smaller reporting company  |X|
(Do not check if a smaller reporting company)

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

                           GULF COAST OIL & GAS, INC.
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2008

                                      INDEX

                                                                          PAGE

                         PART 1 -- FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

          Balance Sheets-- June 30, 2008 and December 31, 2007              1

          Statements of Operations - Three and Six Months Ending            2
          June 30, 2008 and June 30, 2007, and for the period beginning
          August 4, 2003 (inception) through June 30, 2008                  2

          Statement of Stockholders Equity - For the period beginning       3
          August 4, 2003 (inception) through June 30, 2008

          Statements of Cash Flows-- Three and Six Months Ending            4
          June 30, 2008 and June 30, 2007, and for the period beginning August 4, 2003 (inception) through June 30, 2008

          Notes to Consolidated Financial Statements--June 30, 2008         5

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION      14
          AND RESULTS OF OPERATIONS

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK       15

ITEM 4T.  CONTROLS AND PROCEDURES                                          15

                           PART II--OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS                                                16

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS      16

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                                  16

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS              16

ITEM 5.   OTHER INFORMATION                                                16

ITEM 6.   EXHIBITS                                                         17

                           GULF COAST OIL & GAS, INC.
                         (AN EXPLORATION STAGE COMPANY)

                                 BALANCE SHEETS
                       JUNE 30, 2008 AND DECEMBER 31, 2007

                                                              JUNE 30,      DECEMBER 31,
                                      ASSETS                    2008            2007
                                                            ------------    ------------
Current Assets
       Cash in banks                                        $     80,876    $    234,383
       Accounts receivable -other                                     --              --
       Deferred financing                                        111,051         176,460
                                                            ------------    ------------
            Total Current Assets                                 191,927         410,843
Fixed Assets
       Office equipment                                            7,537           7,537
       Oil equipment                                              49,897          49,897
       Less accumulated depreciation                             (16,386)        (12,342)
                                                            ------------    ------------
                                                                  41,048          45,092
Other Assets
       Website costs less accumulated
            amortization of $500 and $0                              246             314
       Deferred financing - Non-current                               --          22,821
       Deposit on interest in unproved oil and gas leases        892,163         928,810
                                                            ------------    ------------
                                                                 892,409         951,945
                                                            ------------    ------------
            Total Assets                                    $  1,125,384    $  1,407,880
                                                            ============    ============
       LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
       Accounts payable                                     $     62,196    $     62,198
       Due to shareholder                                         40,619          43,619
       Accrued interest                                          281,031         313,075
       Accrued expenses                                           35,631          35,631
                                                            ------------    ------------
            Total Current Liabilities                            419,477         454,523
Long-Term Debt
       Notes payable                                             798,002         943,028
Derivative Liability Arising From Warrants                            --              --
Stockholders' Equity
       Series A Preferred stock, 1,000,000 shares
            authorized, 0 shares outstanding,
            par value $.001 per share                                 --              --
       Series B Preferred stock, 10,000,000 shares
            authorized, 0 shares outstanding,
            par value $.001 per share                                 --              --
       Common stock, 1,000,000,000 shares authorized,
            967,052,788 and 673,639,728 shares
            outstanding at respective period ends,
            par value $.001 per share                            999,953         673,640
       Additional contributed capital                          6,536,550       6,643,063
       Deficit accumulated during exploration stage           (7,910,350)     (7,588,126)
       Accumulated other comprehensive income                    281,752         281,752
       Stock subscription advances                                    --              --
                                                            ------------    ------------
                                                                 (92,095)         10,329
                                                            ------------    ------------
            Total Liabilities and Stockholders' Equity      $  1,125,384    $  1,407,880
                                                            ============    ============

                 See accompanying notes to financial statements.

                           GULF COAST OIL & GAS, INC.

                         (AN EXPLORATION STAGE COMPANY)

                            STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDING JUNE 30, 2008 AND JUNE 30, 2006, AND FOR THE
        PERIOD BEGINNING AUGUST 4, 2003 (INCEPTION) THROUGH JUNE 30, 2008

                                          Quarter Ended    Year to Date     Quarter Ended    Year to Date
                                             June 30,         June, 30         June 30,         June 30,          Since
                                               2008             2008             2007             2007          Inception
                                          -------------    -------------    -------------    -------------    -------------
Revenues
  Sales                                   $          --    $          --    $      56,479    $     150,676          209,821
  Interest income                                   207            1,250            4,553            8,752           42,913
                                          -------------    -------------    -------------    -------------    -------------
                                                    207            1,250           61,032          159,428          252,734
Cost of sales
  Exploration costs                                  --               --           16,541           36,646          196,271
                                          -------------    -------------    -------------    -------------    -------------
     Gross Profit                                   207            1,250           44,491          122,782           56,463
Expenses
  Administrative                                159,474          323,474          161,820          336,266        7,660,950
                                          -------------    -------------    -------------    -------------    -------------
                                               (159,267)        (322,224)        (117,329)        (213,484)      (7,604,487)
Other income and expenses
  Loss on sale of fixed assets                       --               --               --               --             (684)
  Gain on settlement of debt                         --               --               --               --           67,693
  Foreign exchange (loss) gain                       --               --               --               --          (16,689)
                                          -------------    -------------    -------------    -------------    -------------
                                                     --               --               --               --           50,320
                                          -------------    -------------    -------------    -------------    -------------
Loss from continuing operations                (159,267)        (322,224)        (117,329)        (213,484)      (7,554,167)
                                          -------------    -------------    -------------    -------------    -------------
Discontinued operations
  Mineral rights abandoned                           --               --               --               --         (193,226)
                                          -------------    -------------    -------------    -------------    -------------
Net Loss                                       (159,267)        (322,224)        (117,329)        (213,484)      (7,747,393)
Other Comprehensive Income
  Decrease in fair value of derivatives              --               --            8,333            8,333          273,419
                                          -------------    -------------    -------------    -------------    -------------
Net Comprehensive Income  / (Loss)        $    (159,267)   $    (322,224)   $    (108,996)   $    (205,151)   $  (7,473,974)
                                          =============    =============    =============    =============    =============
Net loss per share                        $       (0.00)   $       (0.00)   $       (0.00)   $       (0.00)
Other comprehensive income per share      $          --    $          --    $        0.00    $        0.00
Average shares outstanding                  820,346,258      820,346,258      186,491,011      165,190,243

                 See accompanying notes to financial statements.

                           GULF COAST OIL & GAS, INC.
                         (AN EXPLORATION STAGE COMPANY)

                        STATEMENT OF STOCKHOLDERS EQUITY
    FOR THE PERIOD BEGINNING AUGUST 4, 2003 (INCEPTION) THROUGH JUNE 30, 2008

                                      Series A Preferred Stock    Series B Preferred Stock           Common Stock
                                       Shares         Amount         Shares        Amount        Shares        Amount
                                       ------         ------         ------        ------        ------        ------
Balance August 4, 2003                       --    $        --                                         --   $        --
 Shares issued for services                  --             --                                 24,300,000        24,300
 Shares issued for cash                      --             --                                 11,700,000        11,700
 Shares issued for mineral rights            --             --                                  9,000,000         9,000
 Merger with Otish Mountain
 Company                              1,000,000          1,000                                    323,283           324
 Net loss for the period                     --             --                                         --            --
                                     ----------    -----------     ----------   -----------   -----------   -----------
Balance December 31, 2003             1,000,000          1,000                                 45,323,283        45,324
 Shares issued for services                  --             --                                 60,900,000        60,900
 Shares issued for mineral rights            --             --                                        150            --
 Shares issued for cash                      --             --                                  7,902,000         7,902
 Redemption of Preferred Shares      (1,000,000)        (1,000)                                        --            --
 Net loss for the period                     --             --                                         --            --
                                     ----------    -----------     ----------   -----------   -----------   -----------
Balance at December 31, 2004                 --             --                                114,125,433       114,126
 Shares issued for Debt                      --             --                                    996,360           996
 Shares sold                                 --             --                                  4,115,000         4,115
 Shares issued for services                  --             --                                    300,000           300
 Stock subscription advance                  --             --                                         --            --
 Net loss for the period                     --             --                                         --            --
                                     ----------    -----------     ----------   -----------   -----------   -----------
Balance at December 31, 2005                 --             --                                119,536,793       119,537
 Shares issued for debt                      --             --                                 13,341,841        13,342
 Shares issued for services                  --             --                                  2,000,000         2,000
 Net (loss) income for the period            --             --                                         --            --
                                     ----------    -----------     ----------   -----------   -----------   -----------
Balance December 31, 2006                    --             --                                134,878,634       134,879
 Shares issued for debt                      --             --                                537,061,084       537,061
 Shares issued for services                  --             --                                  1,700,000         1,700
 Repayment of advanced funds                 --             --                                         --            --
 Net (loss) income for the period            --             --                                         --            --
                                     ----------    -----------     ----------   -----------   -----------   -----------
Balance December 31, 2007                    --             --                                673,639,718       673,640
 Shares issued for debt                      --             --                                293,413,060       293,413
 Net (loss) income for the period            --             --                                         --            --
                                     ----------    -----------     ----------   -----------   -----------   -----------
Balance March 31, 2008                       --             --                                967,052,778       967,053
 Preferred Serices B established             --             --             --   $        --            --            --
 Shares issed for debt                       --             --             --            --    32,900,000        32,900
 Net (loss) income for the
 period                                      --             --             --            --            --            --
                                     ----------    -----------     ----------   -----------   -----------   -----------
Balance June 30, 2008                        --    $        --             --   $        --   999,952,778   $   999,953
                                     ==========    ===========     ==========   ===========   ===========   ===========

                                                                   Accumulated
                                      Additional                      Other         Stock
                                     Contributed     Retained     Comprehensive  Subscription
                                       Capital        Deficit         Income       Advances        Total
                                       -------        -------         ------       --------        -----
Balance August 4, 2003               $        --    $        --    $        --   $        --    $        --
 Shares issued for services              (16,200)            --             --            --          8,100
 Shares issued for cash                  162,300             --             --            --        174,000
 Shares issued for mineral rights         62,250             --             --            --         71,250
 Merger with Otish Mountain
 Company                                    (216)        (1,167)            --            --            (59)
 Net loss for the period                      --        (94,138)            --            --        (94,138)
                                     -----------    -----------    -----------   -----------    -----------
Balance December 31, 2003                208,134        (95,305)            --            --        159,153
 Shares issued for services            5,119,100             --             --            --      5,180,000
 Shares issued for mineral rights             53             --             --            --             53
 Shares issued for cash                  255,498             --             --            --        263,400
 Redemption of Preferred Shares               --             --             --            --         (1,000)
 Net loss for the period                      --     (6,013,462)            --            --     (6,013,462)
                                     -----------    -----------    -----------   -----------    -----------
Balance at December 31, 2004           5,582,785     (6,108,767)            --            --       (411,856)
 Shares issued for Debt                  236,124             --             --            --        237,120
 Shares sold                             295,885             --             --            --        300,000
 Shares issued for services               23,700             --             --            --         24,000
 Stock subscription advance                   --             --             --        49,902         49,902
 Net loss for the period                      --       (186,943)            --            --       (186,943)
                                     -----------    -----------    -----------   -----------    -----------
Balance at December 31, 2005           6,138,494     (6,295,710)            --        49,902         12,223
 Shares issued for debt                   19,107             --             --            --         32,449
 Shares issued for services                   --             --             --            --          2,000
 Net (loss) income for the period             --       (754,715)       273,419            --       (481,296)
                                     -----------    -----------    -----------   -----------    -----------
Balance December 31, 2006              6,157,601     (7,050,425)       273,419        49,902       (434,624)
 Shares issued for debt                  485,462             --             --            --      1,022,523
 Shares issued for services                   --             --             --            --          1,700
 Repayment of advanced funds                  --             --             --       (49,902)       (49,902)
 Net (loss) income for the period             --       (537,701)         8,333            --       (529,368)
                                     -----------    -----------    -----------   -----------    -----------
Balance December 31, 2007              6,643,063     (7,588,126)       281,752            --         10,329
 Shares issued for debt                 (106,513)            --             --            --        186,900
 Net (loss) income for the period             --       (162,957)            --            --       (162,957)
                                     -----------    -----------    -----------   -----------    -----------
Balance March 31, 2008                 6,536,550     (7,751,083)       281,752            --         34,272
 Preferred Serices B established              --             --             --            --             --
 Shares issed for debt                        --             --             --            --         32,900
 Net (loss) income for the
 period                                       --       (159,267)            --            --       (159,267)
                                     -----------    -----------    -----------   -----------    -----------
Balance June 30, 2008                $ 6,536,550    $(7,910,350)   $   281,752   $        --    $   (92,095)
                                     ===========    ===========    ===========   ===========    ===========

                 See accompanying notes to financial statements.

                           GULF COAST OIL & GAS, INC.

                            STATEMENTS OF CASH FLOWS
FOR THE THREE AND SIX MONTHS ENDING JUNE 30, 2008 AND JUNE 30, 2007 AND FOR THE
        PERIOD BEGINNING AUGUST 4, 2003 (INCEPTION) THROUGH JUNE 30, 2008

                                                          Quarter Ended   Year to Date  Quarter Ended   Year to Date
                                                             June 30,       June 30,       June 30,       June 30,        Since
                                                               2008           2008           2007           2007        Inception
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                                  $  (159,267)   $  (322,224)   $  (117,329)   $  (213,484)   $(7,747,394)
  Adjustments to reconcile net earnings to net
    cash provided (used) by operating activities:
      Depreciation                                               2,022          4,044          2,022          4,044         25,421
      Amortization                                              80,796        124,945         62,472        124,944        301,797
      Services paid by stock                                        --             --             --          1,700      5,447,795
      Mineral rights abandoned                                      --             --             --             --        195,226
    Changes in Current assets and liabilities:
      (Increase) decrease in Accounts receivable - other            --             --             --             --             --
      (Increase) in Deferred financing                              --             --             --             --       (135,000)
      (Decrease) Increase in Accounts payable                       (1)            (2)       (12,114)       (14,614)        62,197
      Increase in Due to shareholder                            17,000         (3,000)         6,500         15,500         37,483
      Increase in Accrued interest                              21,365         42,730         49,140         98,280        334,440
      (Decrease) Increase in Accrued expenses                       --             --             --             --         58,767
                                                           -----------    -----------    -----------    -----------    -----------
      NET CASH (USED) BY OPERATING ACTIVITIES                  (38,085)      (153,507)        (9,309)        16,370     (1,419,268)
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of Mineral rights                                        --             --             --        (91,534)
  Purchase of Interest in unproved oil and gas
     leases                                                    (18,323)            --       (139,177)      (139,177)      (947,133)
  Purchase of Website costs                                         --             --             --             --        (27,519)
  Purchase of Fixed assets                                          --             --             --             --        (74,163)
                                                           -----------    -----------    -----------    -----------    -----------
      NET CASH (USED) BY
            INVESTING ACTIVITIES                               (18,323)            --       (139,177)      (139,177)    (1,140,349)
CASH FLOWS FROM FINANCING ACTIVITIES
  Redemption of Preferred stock                                     --             --             --             --             --
  Proceeds from Notes payable                                       --             --             --             --      2,000,000
  Sale of Common stock                                              --             --             --             --        737,400
  Stock subscription advances                                       --             --             --             --             --
                                                           -----------    -----------    -----------    -----------    -----------
      NET CASH PROVIDED BY
            FINANCING ACTIVITIES                                    --             --             --             --      2,737,400
                                                           -----------    -----------    -----------    -----------    -----------
NET INCREASE IN CASH                                           (56,408)      (153,507)      (148,486)      (122,807)       177,783
CASH FROM OTISH DIAMOND MERGER                                      --             --             --            192
CASH AT BEGINNING OF PERIOD                                    137,284        234,383        599,117        573,438             --
                                                           -----------    -----------    -----------    -----------    -----------
CASH AT END OF PERIOD                                      $    80,876    $    80,876    $   450,631    $   450,631    $   177,975
                                                           ===========    ===========    ===========    ===========    ===========

                 See accompanying notes to financial statements.

                           GULF COAST OIL & GAS, INC.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                  June 30, 2008

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

                           GULF COAST OIL & GAS, INC.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2008

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

                           GULF COAST OIL & GAS, INC.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2008

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

                           GULF COAST OIL & GAS, INC.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2008

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

                           GULF COAST OIL & GAS, INC.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2008

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

                           GULF COAST OIL & GAS, INC.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2008

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

                           GULF COAST OIL & GAS, INC.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2008

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

In the Second quarter 2008, the Company exchanged 32,900,000 shares of common stock for the retirement of $32,900 of convertible notes payable.

                           GULF COAST OIL & GAS, INC.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2008

NOTE 4 - NOTES PAYABLE - CONTINUED

At quarter end, the Company no longer had the necessary shares of common stock in treasury to effect the conversion of the notes to common stock as required under the convertible loan agreements. The Company is therefore in default under the Notes.

Maturities of long term debt at December 31, 2007 were as follows:

                  2006                  $    -0-
                  2007                  $    -0-
                  2008                  $    -0-
                  2009                  $943,028

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

Series B - On June 23, 2008 Company established a Series B preferred stock. Each share is convertible at the option of the holder into one share of common stock. Each share of preferred has 15,000 votes to each share of common. In addition certain actions of the Company require the consent of two-thirds of the outstanding shares of this class.

                           GULF COAST OIL & GAS, INC.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2008

NOTE 7 - RELATED PARTIES

The Company owes it present President $40,619 and $43,619 for compensation and expense reimbursement at June 30, 2008 and December 31, 2007 respectively.

NOTE 8 - GOING CONCERN

The Company has not generated significant revenues or profits to date. This factor among others may indicate the Company will be unable to continue as a going concern. The Company's continuation as a going concern depends upon its ability to generate sufficient cash flow to conduct its operations and its ability to obtain additional sources of capital and financing. Management feels the revenue flow from the wells will generate the necessary working capital needed in 2008. Management also feels with the revenues and related income there will be an increase in the Company's stock price thereby causing a portion of the outstanding warrants to be exercised and thereby raising additional capital. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 9 - SUBSQUENT EVENTS

On July 22, 2008 the Company entered into a Forbearance Agreements with its note holders. The agreement calls for extension of the expiration date of the five year warrants to seven years, the issuance of new seven year warrants to purchase a total of 24,633,330 shares of common stock at exercise prices of $.01 to $.03 per share, the interest rate on the debentures was increased from 10% to 18% and the conversion rate was changed to 75% of the average trading price for the ten day period prior to the exchange. Finally, the Company agreed to increase the authorized shares of common stock to 15,000,000,000 shares.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

                        LIQUIDITY AND FINANCIAL CONDITION

At June 30, 2008, cash and cash equivalents were $80,876, a decrease of $153,507 over December 31, 2007. Total liabilities at June 30, 2008 were $1,217,479, of which $419,477 were current liabilities. The remainder of the liabilities relate to the February and April, 2006 issuance of $2,000,000 of convertible debentures (the "Convertible Debentures") to three investors and recognition of a derivative liability arising from the warrants issued in that transaction.

The Company's sole source of revenues has been from its interest in three wells located in Corpus Christi. Those wells had to be reworked in late 2007 and the operator has not recovered the costs and has not therefore commenced paying distributions as of the date of this Report. The Company did not anticipate the receipt of revenues in the second quarter of 2008 but believes that production will be sufficient so that distributions will be received in the third quarter of 2008.

As of June 30, 2008 we had a working deficit of $227,550, as compared to a working capital deficit of $43,680 at December 31, 2007. The decrease in working capital is largely attributable to an increase in accrued interest on the Convertible Debentures and a decrease in cash. The decrease in cash is largely attributable to administrative overhead and professional expenses not offset by any revenues in the second quarter.

The Company does not believe that future revenues, if any, from the Corpus Christi wells will be sufficient to meet its overhead expenses for much longer. The Company is currently negotiating with several prospective partners with respect to the Saratoga Prospect, but revenues, if any, from such project will not be realized in the near term. The Company also intends to seek additional financing. If the Company can not obtain additional financing, it may be forced to cease conducting business and consider alternatives including filing of a bankruptcy proceeding.

                              RESULTS OF OPERATIONS

                         SIX MONTHS ENDED JUNE 30, 2008
                   COMPARED TO SIX MONTHS ENDED JUNE 30, 2007

REVENUES

The Company generated $159,428 in revenue for the six months ended June 30, 2007 consisting of $150,676 from distributions from the Company's interest in the Corpus Christi wells and interest income of $8,752. In the second quarter of 2008, the Company did not have any revenues, other than $207 of interest income, as the Corpus Christi wells were in the process of being reworked in order to stimulate production.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses during the six months ended June 30, 2008 declined slightly to $323,474 from $336,266 in the same period in 2007. This decrease was the result of slightly lower fees paid to outside professionals.

NET GAIN/LOSS TO COMMON SHAREHOLDERS

Net operating loss to common shareholders was ($322,224) or ($0.00) per share for the six months ended June 30, 2008 as compared to a net operating loss of ($213,484) or ($0.00) for the six months ended June 30, 2007. The increase in net loss results from the Company's failure to generate any revenues in the second quarter of 2008 for the reason set forth above.

ACCUMULATED DEFICIT

Since inception, we have incurred substantial operating losses and may incur substantial additional operating losses over the next several years. As of June 30, 2008, our accumulated deficit was ($7,747,393).

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a "smaller reporting company" as defined by Item 10-K of Regulation S-K, the Company is not required to provide this information.

ITEM 4T. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the (i) effectiveness and efficiency of operations, (ii) reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and (iii) compliance with applicable laws and regulations.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management's assessment of the effectiveness of the small business issuer's internal control over financial reporting is as of the quarter ended June 30, 2008. We believe that internal control over financial reporting is effective. We have not identified any, current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

This report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management's report in this quarterly report.

CHANGES IN INTERNAL CONTROLS

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2008 that have materially affected or are reasonably likely to materially affect our internal controls.

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

SUBSEQUENT EVENTS

As reported in a Form 8-K filed with the U.S. Securities and Exchange Commission ("SEC"), on July 22, 2008 we entered into forbearance agreements dated July 15, 2008 (the "Forbearance Agreements") with YA, Certain Wealth, Ltd. ("Certain Wealth"), and TAIB Bank, B.S.C. (c) ("TAIB") (collectively, the "Holders"), pursuant to which the Holders agreed to forbear from exercising certain of their rights and remedies under certain transaction documents whereby the Company issued the Holders secured convertible debentures in the total principal amount of $2,000,000 (collectively, the "Debentures").

The Forbearance Agreements call for extension of the expiration date of certain five year warrants to seven years, the issuance of new seven year warrants to purchase a total of 24,633,330 shares of common stock at exercise prices ranging from $.01 to $.03 per share, an increase of the interest rate on the Debentures from 10% to 18% and the conversion rate was changed to 75% of the average trading price for the ten day period prior to the date of conversion. We also agreed that the Company will take the necessary steps with the Nevada Secretary of State and the SEC to increase its authorized shares of common stock to fifteen billion (15,000,000,000) with no par value per share.

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

Date: August 19, 2008           GULF COAST OIL & GAS, INC.

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