Form 10KSB/A
period 2007-12-31
Gulf Coast Oil & Gas Inc.
filed 2008-08-29
CIK 1108943

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          ---------------------------

                                  FORM 10-KSB/A

                          ---------------------------

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

                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)
                          ---------------------------

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
Securities registered under Section 12(b) of the Exchange Act:  NONE.
Securities registered under Section 12(g) of the Exchange Act:
                                                   COMMON STOCK, PAR VALUE $.001
                                (Title of class)
                          ---------------------------

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

Transitional Small Business Disclosure Format:       YES [ ]     NO [X]

                           GULF COAST OIL & GAS, INC.
                                  FORM 10-KSB/A


                               TABLE OF CONTENTS
                                                                            PAGE
PART I
   Item 1.   DESCRIPTION OF BUSINESS                                           1
   Item 2.   DESCRIPTION OF PROPERTY                                           3
   Item 3.   LEGAL PROCEEDINGS                                                 4
   Item 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS                 4

PART II
   Item 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES 4 OF EQUITY SECURITIES
   Item 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION         6
   Item 7.   FINANCIAL STATEMENTS                                             14
   Item 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON                 14
             ACCOUNTING AND FINANCIAL DISCLOSURE
   Item 8A   CONTROLS AND PROCEDURES                                          14
   Item 8B   OTHER INFORMATION                                                15

PART III
   Item 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                15
   Item 10. EXECUTIVE COMPENSATION                                            16
   Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
            AND RELATED STOCKHOLDER MATTERS                                   17
   Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                    17
   Item 13. EXHIBITS                                                          18
   Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES                            19
            FINANCIAL STATEMENTS                                             F-1

                                     PART I

This report on Form 10-KSB/A contains "forward-looking statements". These statements involve important known and unknown risks, uncertainties and other factors and can be identified by phrases using "estimate," "anticipate," "believe," "project," "expect," "intend," "predict," "potential," "future," "may," "should" and similar expressions or words. Our future results, performance or achievements may differ materially from the results, performance or achievements discussed in the forward-looking statements. There are numerous factors that could cause actual results to differ materially from the results discussed in forward-looking statements, including changes in existing laws or the introduction of new laws, regulations or policies (including environmental regulations) that could increase the cost of oil and gas exploration and extraction, fluctuations in the market price of oil and gas, advances in technology that may reduce dependence on oil and gas as a source of energy, and other risk factors detailed in this report and in our other SEC filings. This list provides examples of factors that could affect the results described by forward-looking statements contained in this Form 10-KSB/A. However, this list is not intended to be exhaustive; many other factors could impact our business and it is impossible to predict with any accuracy which factors could result in which negative impacts. Although we believe that the forward-looking statements contained in this Form 10-KSB/A are reasonable, we cannot provide you with any guarantee that the anticipated results will be achieved. All forward-looking statements in this Form 10-KSB/A are expressly qualified in their entirety by the cautionary statements contained in this section and you are cautioned not to place undue reliance on the forward-looking statements contained in this Form 10-KSB/A. In addition to the risks listed above, other risks may arise in the future, and we disclaim any obligation to update information contained in any forward-looking statement.

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

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Gulf Coast Oil & Gas, Inc.'s Common Stock trades on the OTC-BB under the symbol GCOG.OB. The high and low closing bid information for our Common Stock is based on information received from Pink Sheets, LLC based on trading information as reported by the NASD Composite Feed or other qualified inter-dealer quotation medium.


                QUARTER ENDED                           HIGH        LOW
                -------------                           ----        ---
                March 31, 2006                       $  0.082   $   0.023
                June 30, 2006                        $  0.056   $   0.025
                September 30, 2006                   $  0.034   $   0.020
                December 31, 2006                    $  0.075   $   0.011
                March 31, 2007                       $  0.016   $   0.006
                June 30, 2007                        $  0.008   $   .0025
                September 30, 2007                   $  .0023   $   .0007
                December 31, 2007                    $  .0017   $   .0006

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A. CONTROLS AND PROCEDURES

DISCUSSION OF CONTROLS AND PROCEDURES

As required by Rule 13a-15 or 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), our Chief Executive Officer/Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) or 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Based on the foregoing evaluation, we have concluded that our disclosure controls and procedures are effective.

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our Chief Executive Officer/Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

INTERNAL CONTROL

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

Management's assessment of the effectiveness of the small business issuer's internal control over financial reporting is as of December 31, 2007. We believe that internal control over financial reporting is effective. We have not identified any, current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management's report in this annual report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


ITEM 8B. OTHER INFORMATION

None.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth information concerning our directors and executive officers as of the date hereof:

NAME                        AGE       POSITION
------------------------    ---       ------------------------------------
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

                                                                                    CHANGE IN
                                                                                     PENSION
                                                                                     VALUE AND
                                                                      NON-EQUITY   NONQUALIFIED
                                                               ($)     INCENTIVE     DEFERRED
                                                     STOCK    OPTION     PLAN      COMPENSATION    ALL OTHER
NAME AND PRINCIPAL                                   AWARDS   AWARDS  COMPENSATION   EARNINGS    COMPENSATION   TOTAL
POSITION                YEAR    SALARY($)  BONUS($)    ($)     ($)       ($)           ($)           ($)         ($)
--------------------------------------------------------------------------------------------------------------------------
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

---------------------------
     (1)  All of the shares are owned directly by Mr. Rayani.
     (2) Based on 967,052,788 shares of common stock outstanding as of April 8, 2008
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS; DIRECTOR INDEPENDENCE

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

                           GULF COAST OIL & GAS, INC.


                           By:    /S/ RAHIM RAYANI
                                  -------------------------------------
                                  Rahim Rayani
                                  Chief Executive Officer and President
                                    (Principal Executive Officer)



                           By:     /S/ RAHIM RAYANI
                                   ---------------------------------------------
                                   Rahim Rayani
                                   Chief Financial Officer
                                    (Principal Financial Officer and
                                    Principal Accounting Officer)

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

Pollard-Kelley Auditing Services, Inc.

/S/ Pollard-Kelley Auditing Services, Inc.
------------------------------------------
Independence, Ohio
April 13, 2008



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

                                              December 31,      December 31,        Since
                                                  2007              2006          INCEPTION
                                              -------------    -------------    -------------
Revenues
      Sales                                   $     209,821    $        --            209,821
      Interest income                                13,641           29,065           42,706
                                              -------------    -------------    -------------
                                                    223,462           29,065          252,527
Cost of sales
     Exploration costs                               36,646             --            196,271
           Gross Profit                             186,816           29,065           56,256
Expenses
      Administrative                                724,517          783,780        7,501,476
                                              -------------    -------------    -------------
                                                   (537,701)        (754,715)      (7,445,220)

Other income and expenses
      Loss on sale of fixed assets                     --               --               (684)
      Gain on settlement of debt                       --               --             67,693
      Foreign exchange (loss) gain                     --               --            (16,689)
                                              -------------    -------------    -------------
                                                       --               --             50,320
                                              -------------    -------------    -------------
Loss from continuing operations                    (537,701)        (754,715)      (7,394,900)
                                              -------------    -------------    -------------
Discontinued operations
      Mineral rights abandoned                         --               --           (193,226)
                                              -------------    -------------    -------------

Net Loss                                           (537,701)        (754,715)      (7,588,126)
Other Comprehensive Income
      Decrease in fair value of derivatives           8,333          273,419          273,419
                                              -------------    -------------    -------------
Net Comprehensive Income  / (Loss)            $    (529,368)   $    (481,296)   $  (7,314,707)
                                              =============    =============    =============

Net loss per share                            $       (0.00)   $       (0.01)
Other comprehensive income per share          $        0.00    $        0.00
Average shares outstanding                      538,761,084      121,728,453


                 See accompanying notes to financial statements.



                           GULF COAST OIL & GAS, INC.
                         (An Exploration Stage Company)
                             STATEMENT OF CASH FLOWS
          For the Years Ending December 31, 2007 and 2006, and for the
      period beginning August 4, 2003 (Inception) through December 31, 2007

                                                               December 31,   December 31,      Since
                                                                   2007          2006         INCEPTION
                                                               -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net loss for the period                                  $  (537,702)   $  (754,715)   $(7,588,127)
      Adjustments to reconcile net earnings to net
        cash provided (used) by operating activities:
          Depreciation                                               8,088          1,694         23,399
          Amortization                                             176,596         39,561        221,001
          Services paid by stock                                     1,700          2,000      5,447,795
          Mineral rights abandoned                                    --             --          195,226
        Changes in Current assets and liabilities:
          (Increase) decrease in Accounts receivable - other          --            5,248           --
          (Increase) in Deferred financing                            --         (135,000)      (135,000)
          (Decrease) Increase in Accounts payable                  (14,614)         6,140         62,198
          Increase in Due to shareholder                            (3,500)        23,983         20,483
          Increase in Accrued interest                             146,163        166,912        313,075
          (Decrease) Increase in Accrued expenses                     --             --           58,767
                                                               -----------    -----------    -----------
          NET CASH (USED) BY
                OPERATING ACTIVITIES                              (223,269)      (644,177)    (1,381,183)
CASH FLOWS FROM INVESTING ACTIVITIES
      Purchase of Mineral rights                                      --             --          (91,534)
      Purchase of Interest in unproved oil and gas
         leases                                                    (15,988)      (812,822)      (928,810)
      Purchase of Website costs                                       --             --          (27,519)
      Purchase of Fixed assets                                     (49,896)        (3,987)       (74,163)
                                                               -----------    -----------    -----------
          NET CASH (USED) BY
                INVESTING ACTIVITIES                               (65,884)      (816,809)    (1,122,026)
CASH FLOWS FROM FINANCING ACTIVITIES
      Redemption of Preferred stock                                   --             --             --
      Proceeds from Notes payable                                     --        2,000,000      2,000,000
      Sale of Common stock                                            --             --          737,400
      Stock subscription advances                                  (49,902)          --           49,902
                                                               -----------    -----------    -----------
          NET CASH PROVIDED BY
                FINANCING ACTIVITIES                               (49,902)     2,000,000      2,787,302
                                                               -----------    -----------    -----------

NET INCREASE IN CASH                                              (339,055)       539,014        284,093
CASH FROM OTISH DIAMOND MERGER                                        --             --              192
CASH AT BEGINNING OF PERIOD                                        573,438         34,424           --
                                                               -----------    -----------    -----------
CASH AT END OF PERIOD                                          $   234,383    $   573,438    $   284,285
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

                                           SERIES A
                                                                                                 ADDITIONAL
                                            PREFERRED STOCK                COMMON STOCK          CONTRIBUTED     RETAINED
                                         SHARES       AMOUNT          SHARES         AMOUNT        CAPITAL        DEFICIT
                                     ----------------------------------------------------------------------------------------
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
                                      ===========    ===========    ===========   ===========   ===========    ===========




                                      ACCUMULATED
                                         OTHER        STOCK
                                     COMPREHENSIVE  SUBSCRIPTION
                                        INCOME        ADVANCES         TOTAL
                                     ------------------------------------------


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