Form 10KSB/A
period 2007-12-31
Gulf Coast Oil & Gas Inc.
filed 2008-10-28
CIK 1108943

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                 FORM 10-KSB/A-2

                             ---------------------

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

Transitional Small Business Disclosure Format:       YES [ ]    NO [X]

                           GULF COAST OIL & GAS, INC.
                                 FORM 10-KSB/A-2


                                TABLE OF CONTENTS
                                                                            PAGE
PART I
   Item 1.    DESCRIPTION OF BUSINESS                                         1

   Item 2.    DESCRIPTION OF PROPERTY                                         4

   Item 3.    LEGAL PROCEEDINGS                                               4

   Item 4.    SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS               4

PART II
   Item 5.    MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS
              AND SMALL BUSINESS ISSUER PURCHASES 4 OF EQUITY SECURITIES
   Item 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION       6

   Item 7.    FINANCIAL STATEMENTS                                            14

   Item 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON                14
              ACCOUNTING AND FINANCIAL DISCLOSURE

   Item 8A    CONTROLS AND PROCEDURES                                         14

   Item 8B    OTHER INFORMATION                                               16

PART III
   Item 9.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT              16

   Item 10.   EXECUTIVE COMPENSATION                                          17

   Item 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT AND RELATED STOCKHOLDER MATTERS                      18

   Item 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                  18

   Item 13.   EXHIBITS                                                        18

   Item 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES                          20

              FINANCIAL STATEMENTS                                           F-1

                                EXPLANATORY NOTE

Gulf Coast Oil & Gas, Inc. ("we" or the "Company") is filing this Amendment No. 2 to its annual report on Form 10-KSB for the year ended December 31, 2007 to amend our disclosure in Item 8A Controls and Procedures. As required by Rule 13a-15 or 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), our Chief Executive Officer/Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) or 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Based on the foregoing evaluation, we initially concluded that our disclosure controls and procedures were effective. However, after reviewing a comment letter from the SEC dated July 21, 2008 and subsequent discussions with the SEC Division of Corporation Finance staff, we realized that we failed to disclose management's assessment of internal control over financial reporting in our annual report on Form 10-KSB for the year ended December 31, 2007 filed with the SEC on April 15, 2008. Therefore, we subsequently amended our annual report on Form 10-KSB for the year ended December 31, 2007 to enhance our disclosure regarding disclosure controls and procedures and to include disclosure about management's assessment of internal control over financial reporting. Due to this earlier omission, we now conclude that our disclosure controls and procedures were not effective as of December 31, 2007.


                                     PART I

This report on Form 10-KSB/A-2 contains "forward-looking statements". These statements involve important known and unknown risks, uncertainties and other factors and can be identified by phrases using "estimate," "anticipate," "believe," "project," "expect," "intend," "predict," "potential," "future," "may," "should" and similar expressions or words. Our future results, performance or achievements may differ materially from the results, performance or achievements discussed in the forward-looking statements. There are numerous factors that could cause actual results to differ materially from the results discussed in forward-looking statements, including changes in existing laws or the introduction of new laws, regulations or policies (including environmental regulations) that could increase the cost of oil and gas exploration and extraction, fluctuations in the market price of oil and gas, advances in technology that may reduce dependence on oil and gas as a source of energy, and other risk factors detailed in this report and in our other SEC filings. This list provides examples of factors that could affect the results described by forward-looking statements contained in this Form 10-KSB/A-2. However, this list is not intended to be exhaustive; many other factors could impact our business and it is impossible to predict with any accuracy which factors could result in which negative impacts. Although we believe that the forward-looking statements contained in this Form 10-KSB/A-2 are reasonable, we cannot provide you with any guarantee that the anticipated results will be achieved. All forward-looking statements in this Form 10-KSB/A-2 are expressly qualified in their entirety by the cautionary statements contained in this section and you are cautioned not to place undue reliance on the forward-looking statements contained in this Form 10-KSB/A-2. In addition to the risks listed above, other risks may arise in the future, and we disclaim any obligation to update information contained in any forward-looking statement.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A. CONTROLS AND PROCEDURES

DISCUSSION OF CONTROLS AND PROCEDURES

As required by Rule 13a-15 or 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), our Chief Executive Officer/Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) or 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Based on the foregoing evaluation, we initially concluded that our disclosure controls and procedures are effective. However, after reviewing a comment letter from the SEC dated July 21, 2008 and subsequent discussions with the SEC Division of Corporation Finance staff, we realized that we failed to disclose management's assessment of internal control over financial reporting in our annual report on Form 10-KSB for the year ended December 31, 2007 filed with the SEC on April 15, 2008. Therefore, we subsequently amended our annual report on Form 10-KSB for the year ended December 31, 2007 to enhance our disclosure regarding disclosure controls and procedures and to include disclosure about management's assessment of internal control over financial reporting. Due to this earlier omission, we now conclude that our disclosure controls and procedures were not effective as of December 31, 2007.

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

INTERNAL CONTROL OVER FINANCIAL REPORTING

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

Management conducted an assessment of the effectiveness of the small business issuer's internal control over financial reporting as of December 31, 2007 based upon criteria set forth in the Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management's evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2007. We have not identified any current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

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

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth information concerning our directors and executive officers as of the date hereof:

NAME                       AGE                  POSITION
--------------------------------------------------------------------------------

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


                                                                                           CHANGE IN
                                                                                            PENSION
                                                                                           VALUE AND
                                                                           NON-EQUITY    NONQUALIFIED
                                                                            INCENTIVE      DEFERRED
                                                         STOCK    OPTION      PLAN       COMPENSATION  ALL OTHER
NAME AND PRINCIPAL                                       AWARDS   AWARDS   COMPENSATION     EARNINGS  COMPENSATION  TOTAL
POSITION                YEAR      SALARY ($)  BONUS ($)    ($)      ($)        ($)            ($)         ($)        ($)
-----------------------------------------------------------------------------------------------------------------------------

Rahim Rayani            2007     $100,000(1)  $42,500      --        --          --            --           --      $142,500
Chairman, Chief         2006     $120,000(1)  $55,000      --        --          --            --           --      $175,000
Executive Officer and   2005     $ 56,000(2)     --        --        --          --            --           --      $ 56,000
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

Pollard-Kelley Auditing Services, Inc.

/S/ Pollard-Kelley Auditing Services, Inc.
-------------------------------------------
Independence, Ohio
April 13, 2008



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

                                             December 31,      December 31,        Since
                                                 2007              2006          INCEPTION
                                             -------------    -------------    -------------
Revenues
     Sales                                   $     209,821    $        --            209,821
     Interest income                                13,641           29,065           42,706
                                             -------------    -------------    -------------
                                                   223,462           29,065          252,527
Cost of sales
    Exploration costs                               36,646             --            196,271
                                             -------------    -------------    -------------
          Gross Profit                             186,816           29,065           56,256
Expenses
     Administrative                                724,517          783,780        7,501,476
                                             -------------    -------------    -------------
                                                  (537,701)        (754,715)      (7,445,220)

Other income and expenses
     Loss on sale of fixed assets                     --               --               (684)
     Gain on settlement of debt                       --               --             67,693
     Foreign exchange (loss) gain                     --               --            (16,689)
                                             -------------    -------------    -------------
                                                      --               --             50,320
                                             -------------    -------------    -------------
Loss from continuing operations                   (537,701)        (754,715)      (7,394,900)
                                             -------------    -------------    -------------
Discontinued operations
     Mineral rights abandoned                         --               --           (193,226)
                                             -------------    -------------    -------------
Net Loss                                          (537,701)        (754,715)      (7,588,126)
Other Comprehensive Income
     Decrease in fair value of derivatives           8,333          273,419          273,419
                                             -------------    -------------    -------------
Net Comprehensive Income/(Loss)              $    (529,368)   $    (481,296)   $  (7,314,707)
                                             =============    =============    =============
Net loss per share                           $       (0.00)   $       (0.01)
Other comprehensive income per share         $        0.00    $        0.00
Average shares outstanding                     538,761,084      121,728,453


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


                            Series A
                                                                                       ADDITIONAL
                                Preferred Stock                  Common Stock          CONTRIBUTED   RETAINED
                             SHARES          AMOUNT          SHARES         AMOUNT       CAPITAL      DEFICIT
                          ---------------------------------------------------------------------------------------
Balance August 4, 2003             --      $      --             --     $      --     $      --      $      --
     Shares issued for
     services                      --             --       24,300,000        24,300       (16,200)          --
     Shares issued for
     cash                          --             --       11,700,000        11,700       162,300           --
     Shares issued for
     mineral rights                --             --        9,000,000         9,000        62,250           --
     Merger with Otish
     Mountain Company         1,000,000          1,000        323,283           324          (216)        (1,167)
     Net loss for the
     period                        --             --             --            --            --          (94,138)
                            -----------    -----------    -----------   -----------   -----------    -----------

Balance December 31, 2003     1,000,000          1,000     45,323,283        45,324       208,134        (95,305)
     Shares issued for
     services                      --             --       60,900,000        60,900     5,119,100           --
     Shares issued for
     mineral rights                --             --              150          --              53           --
     Shares issued for
     cash                          --             --        7,902,000         7,902       255,498           --
     Redemption of
     Preferred Shares        (1,000,000)        (1,000)          --            --            --             --
     Net loss for the
     period                        --             --             --            --            --       (6,013,462)
-------------------------   -----------    -----------    -----------   -----------   -----------    -----------
Balance at December 31, 2004       --             --      114,125,433       114,126     5,582,785     (6,108,767)
     Shares issued for
     Debt                          --             --          996,360           996       236,124           --

     Shares sold                   --             --        4,115,000         4,115       295,885           --
     Shares issued for
     services                      --             --          300,000           300        23,700           --
     Stock subscription
     advance                       --             --             --            --            --             --
     Net loss for the

     period                        --             --             --            --            --         (186,943)
                            -----------    -----------    -----------   -----------   -----------    -----------
Balance at December 31, 2005       --             --      119,536,793       119,537     6,138,494     (6,295,710)
     Shares issued for
     debt                          --             --       13,341,841        13,342        19,107           --
     Shares issued for
     services                      --             --        2,000,000         2,000          --             --
     Net (loss) income
     for the period                --             --             --            --            --         (754,715)
                            -----------    -----------    -----------   -----------   -----------    -----------

Balance December 31, 2006          --             --      134,878,634       134,879     6,157,601     (7,050,425)
     Shares issued for
     debt                          --             --      537,061,084       537,061       485,462           --
     Shares issued for
     services                      --             --        1,700,000         1,700          --             --
     Repayment of
     advanced funds                --             --             --            --            --             --
     Net (loss) income
     for the period                --             --             --            --            --         (537,701)
                            -----------    -----------    -----------   -----------   -----------    -----------
Balance December 31, 2007          --      $      --      673,639,718   $   673,640   $ 6,643,063    $(7,588,126)
                            ===========    ===========    ===========   ===========   ===========    ===========






                          ACCUMULATED
                             OTHER        STOCK
                         COMPREHENSIVE SUBSCRIPTION
                            INCOME       ADVANCES        TOTAL
                         --------------------------------------------

Balance August 4, 2003   $      --     $      --      $      --
     Shares issued for
     services                      --            --            8,100
     Shares issued for
     cash                          --            --          174,000
     Shares issued for
     mineral rights                --            --           71,250
     Merger with Otish
     Mountain Company              --            --              (59)
     Net loss for the
     period                        --            --          (94,138)
                            -----------   -----------    -----------


Balance December 31,
                     2003          --            --          159,153
     Shares issued for
     services                      --            --        5,180,000
     Shares issued for
     mineral rights                --            --               53
     Shares issued for
     cash                          --            --          263,400
     Redemption of
     Preferred Shares              --            --           (1,000)
     Net loss for the
     period                        --            --       (6,013,462)
-------------------------   -----------   -----------    -----------
Balance at December 31,
                     2004          --            --         (411,856)
     Shares issued for
     Debt                          --            --          237,120


     Shares sold                   --            --          300,000
     Shares issued for
     services                      --            --           24,000
     Stock subscription
     advance                       --          49,902         49,902
     Net loss for the

                                                        -----------
     period                        --            --         (186,943)
                            -----------   -----------    -----------
Balance at December 31,
                     2005          --          49,902         12,223
     Shares issued for
     debt                          --            --           32,449
     Shares issued for
     services                      --            --            2,000
     Net (loss) income

                                         -----------    -----------
     for the period             273,419          --         (481,296)
                            -----------   -----------    -----------


Balance December 31,
                     2006       273,419        49,902       (434,624)
     Shares issued for
     debt                          --            --        1,022,523
     Shares issued for
     services                      --            --            1,700
     Repayment of
     advanced funds                --         (49,902)       (49,902)
     Net (loss) income
     for the period               8,333          --         (529,368)
                            -----------   -----------    -----------
Balance December 31, 2007   $   281,752   $      --      $    10,329
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